Form 10QSB
period 1999-09-30
ENTREPORT INC
filed 1999-11-22
CIK 1092494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number 0-26941

                             ENTREPORT CORPORATION
--------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

     Florida                                          65-0703923
------------------------------------    ----------------------------------------
(State or other jurisdiction            (IRS Employer
of incorporation or organization)       Identification No.)

      10455 SORRENTO VALLEY ROAD, SUITE 204, SAN DIEGO, CALIFORNIA 92121
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 858-643-5100
                       ---------------------------------
                          (ISSUER'S TELEPHONE NUMBER)


                                Not Applicable
--------------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES   X       No _____
                            -----

     As of November 16, 1999, the Company had 6,398,880 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

                                                                                                  PAGE
                                                                                                  ----
ITEM 1.   Financial Statements

Unaudited Condensed Balance Sheets at September 30, 1999 and December 31, 1998....................   2
Unaudited Condensed Statements of Operations for the
  three month and nine month periods ended September 30, 1999 and 1998
  and for the period from inception (October 4, 1996) to September 30, 1999.......................   3
Unaudited Condensed Statements of Cash Flows for the
  nine month period ended September 30, 1999 and 1998
  and for the period from inception (October 4, 1996) to September 30, 1999.......................   4
Notes to Condensed Financial Statements...........................................................   5

                             ENTREPORT CORPORATION
                         (A Development Stage Company)

                           CONDENSED BALANCE SHEETS
                           ------------------------

                                                                  September 30, 1999             December 31, 1998
                                                                     (Unaudited)                    (See Note 1)
                                                              --------------------------     --------------------------
Assets
----------------------------------------------------------

Current Assets
  Cash and Cash Equivalents                                                    $  83,578                        $   -0-
  Common Stock Subscription Receivable                                             1,600                            -0-
  Prepaid Expenses and Other Assets                                                1,500                            -0-
                                                              --------------------------     --------------------------

     Total Current Assets                                                         86,678                            -0-

Equipment, Net                                                                    85,389                            -0-
Furniture & Fixtures, Net                                                          7,873                            -0-
Leasehold Improvements, Net                                                          874                            -0-
                                                              --------------------------     --------------------------

  Total Fixed Assets, Net                                                         94,136                            -0-

Equity Investment                                                                200,000                            -0-
Prepaid Deposits & Rent                                                           25,622                            -0-
Other Assets                                                                       1,000                            -0-
                                                              --------------------------     --------------------------

  Total Assets                                                                 $ 407,436                        $   -0-
                                                              ==========================     ==========================

Liabilities and Stockholders' Equity
----------------------------------------------------------

Current Liabilities
  Accounts Payable and Accrued Expenses                                        $ 129,670                        $   -0-
  Notes Payable                                                                  215,000                            -0-
  Other Current Liabilities                                                        1,036                            800
                                                              --------------------------     --------------------------

     Total Current Liabilities                                                 $ 345,706                        $   800

Stockholders' Equity
  Common Stock, $.001 par value;
     authorized 50,000,000 shares; issued
     and outstanding: September 30, 1999: 6,398,880;
  December 31, 1998: 5,025,000                                                     6,399                          5,025
  Additional Paid-In Capital                                                     894,036                            -0-
     Accumulated Deficit                                                        (838,705)                        (5,825)
     Total Stockholders' Equity                                                   61,730                            800
                                                              --------------------------     --------------------------
  Total Liabilities and Stockholders' Equity                                   $ 407,436                        $   -0-
                                                              ==========================     ==========================


Note 1: The Balance Sheet as of December 31, 1998 is derived from the audited financial statements as of that date, and does not reflect all of the disclosures required by generally accepted accounting principles.

                             ENTREPORT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (UNAUDITED)

                                                                                                            Cumulative from
                                           Three Months Ended                 Nine Months Ended              Inception of
                                      ------------------------------    -------------------------------        Operations
                                      September 30,    September 30,    September 30,     September 30,     (October 4, 1996)
                                           1999            1998             1999              1998        to September 30, 1999
                                      -------------    -------------    -------------     -------------   ---------------------
Net Revenue                           $         -0-    $         -0-    $      11,414     $         -0-         $   11,414
                                      -------------    -------------    -------------     -------------         ----------

Operating Expenses:
  Operating Expenses                  $     504,082    $         -0-    $     848,704     $         -0-         $  854,530
                                      -------------    -------------    -------------     -------------         ----------

          Loss from Operations        $    (504,082)   $         -0-    $    (837,290)    $         -0-         $ (843,116)

          Net (Loss)                  $    (504,082)   $         -0-    $    (837,290)    $         -0-         $ (843,116)

See accompanying Notes.

                             ENTREPORT CORPORATION
                         (A Development Stage Company)

                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                  (Unaudited)

                                                                                               Cumulative from
                                                                                                Inception of
                                                                                                 Operations
                                                                                            (October 4, 1996) to
                                                              Nine Months Ended              September 30, 1999
                                                       ------------------------------        ------------------
                                                       September 30,    September 30,
                                                           1999             1998
                                                       -------------    -------------
Operating Activities:
 Net (Loss)                                            $    (837,290)   $         -0-             $    (843,034)
   Adjustment to Reconcile Net (Loss) to
      Operating Activities:
     Depreciation and Amortization                             9,123              -0-                     9,123
     Loss on Sale of Securities Available for Sale               -0-              -0-                       -0-
     Issuance of Common Stock Options and Warrants               -0-              -0-                       -0-
   Changes in Assets and Working Capital
        Components:
     (Increase) Decrease in:
      Prepaid Expenses                                        (1,500)             -0-                    (1,500)
      Common Stock Subscription Receivable                    (1,600)             -0-                    (1,600)
     Increase (Decrease) in:
      Accounts Payable and Accrued Expenses                  129,670              -0-                   129,670
      Other Current Liabilities                                  236              -0-                     1,036
                                                       -------------    -------------             -------------

      Net Cash (Used in) Operating Activities          $    (701,361)   $         -0-             $    (706,305)

Investing Activities:
 Increase in Deposits                                  $     (25,622)   $         -0-             $     (25,622)
 Purchase of Equipment and Furniture                        (103,259)             -0-                  (103,259)
 Equity Investment                                          (200,000)             -0-                  (200,000)
 Other Assets                                                 (1,000)             -0-                    (1,000)
                                                       -------------    -------------             -------------

      Net Cash Used in Investing Activities            $    (329,881)   $         -0-             $    (329,881)

Financing Activities:

 Net Proceeds from Short-Term Notes                    $     215,000    $         -0-             $     215,000
 Net Proceeds from Issuance of Common Stock                  899,820              -0-                   899,820
                                                       -------------    -------------             -------------

      Net Cash Provided by Financing Activities        $   1,114,820    $         -0-             $   1,114,820
                                                       -------------    -------------             -------------

      Net Increase
          In Cash and Cash Equivalents                 $      83,578    $         -0-             $      78,634
                                                       =============    =============             =============

See accompanying Notes.

                             ENTREPORT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Form 10-SB filed August 4, 1999 with the Securities Exchange Commission.

     a.   Use of Estimates
          ----------------

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b.   Authorized Capital
          ------------------

          As of September 30, 1999, the Company was authorized to issue 50,000,000 shares of common stock of which 6,398,880 shares were outstanding.

     c.   Plan of Operations
          ------------------

          The Company is engaged in the business of developing vertical niche portals for Internet communities. The Company had two test sites that have generated $11,414 of revenue for the period ended June 30, 1999. These sites were transferred to a former employee in exchange for cancellation of a stock purchase agreement. The Company anticipates developing new sites that will require considerable working capital.

2.   Comprehensive Loss
     ------------------

     Total comprehensive loss was $(504,082) and $(837,290) for the three and nine months ended September 30, 1999 and $-0- and $-0- for the three and six months ended September 30, 1998.

3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                               Three Months Ended         Nine Months Ended
                                                  September 30,              September 30,
                                             -----------------------    -----------------------
                                                1999         1998          1999         1998
                                             ----------    ---------    ----------   ----------
Basic:
Net Income                                   $ (504,082)   $     -0-    $ (837,290)   $     -0-
Average Shares Outstanding                    6,398,880          N/A     6,398,880          N/A
                                             ----------    ---------    ----------    ---------

Basic EPS                                    $     (.08)         N/A    $     (.13)         N/A
                                             ==========    =========    ==========    =========

4.   Private Placement
     -----------------

     From March through May 1999, the Company commenced a private placement of convertible notes with conversion rates of $2.00 to $3.00 per share. Five Hundred Ninety-Five Thousand Dollars ($595,000) of convertible notes were sold and converted into 234,166 shares of common stock of the Company.

     In August 1999, the Company sold 149,710 shares of its common stock for $299,420 in a private placement.

5.   Common Stock
     ------------

     During the fiscal year 1999, the Company retired 4,410,000 shares of Company stock from an original founder of the Company. Additionally, the Company issued new stock to various individuals and key employees. Such shares issued amounted to outstanding of 6,398,880.

6.   Stock Option Plan
     -----------------

     During the fiscal year 1999, the Company adopted a Stock Option Plan ("SOP") reserving 4,000,000 shares of common stock for key employees and individuals. As of September 30, 1999, the Company has granted 950,000 options with various vesting periods, to purchase shares of common stock of the Company at prices of $1.00 to $3.50 per share.

7.   Year 2000 Compliance
     --------------------

     The Company utilized computer software programs and operating systems, including applications used in operations. The Company has appointed a Year 2000 Committee to perform an audit to assess the scope of the Company's risks and bring its applications into compliance. The Committee is currently in the process of completing its identification of applications that are not Year 2000 compliant, if any. In addition, the Company has begun to ask its vendors about their progress in identifying and addressing problems that their computer systems may face in correctly processing date information related to the Year 2000.

     The Company is in the early stages of conducting its Year 2000 audit and therefore is unable to make a reasonable estimate of the costs associated with Year 2000 compliance. Accordingly, no assurance can be given that any or all of the Company's or third party systems are or will be Year 2000 compliant or that the costs required to address the Year 2000 issue or that the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's business, financial condition or results of operations.

8.   Equity Investment
     -----------------

     On July 20, 1999, the Company purchased 2.5% of SportsWare Technologies, Inc. ("STI") for $200,000. The Company also received an option to purchase all the remaining outstanding shares of STI for $8,000,000; $5,500,000 in cash and $2,500,000 in the Company's common stock. Payment for such option expires January 20, 2000.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operations
------------------

     The Company is a developmental stage company engaged in the business of developing Web portals on the Internet for purposes of offering general information, communication tools and training to members of certain targeted Internet communities. As of the date of this report, the Company has not completed the development of any of its proposed Web portals nor otherwise commenced material revenue producing operations. The Company expects to complete its initial Web portals devoted to real estate and golf in the first quarter of 2000. The Company expects to complete its portal devoted to the African-American community in the second quarter of 2000. The Company's activities to date have included the market analysis for and development of its initial Web portals. In early 1999, the Company conducted in-house beta testing of several marketing specific Web portals, which the Company received $11,414 revenues during the six months ended June 30, 1999.

     The Company has financed its activities to date through the sale of its securities. See Note 4 - "Private Placement" for a description of the Company's sale of shares of its securities since inception. From March through May 1999, the Company conducted the private placement sale of convertible notes for the gross proceeds of $595,000. The notes were in the aggregate principal amount of $595,000 and bore interest on the principal amount at the rate of six percent (6%) per annum. The principal amount of the notes were convertible into shares of Common Stock at the rate of $2.00 to $3.00 per share. In June 1999, $215,000 of the principal amount of the notes was converted into 107,500 shares of Common Stock and the remaining $380,000 in principal was converted into 126,667 shares of Common Stock. Additionally, in August 1999, the Company sold 149,710 shares of common stock for $299,420.

     As of September 30, 1999, the Company had working capital of $(259,028). The Company's working capital deficit continues to worsen due to continuing losses from operations from September 30, 1999 to the date of this report. The Company's plan of operations over the next 12 months includes the expected completion of its initial Web portals devoted to real estate and golf in the first quarter of 2000 and the African-American portal in the second quarter of 2000. The Company believes that it will require, at least, $5,000,000 of capital over the next 12 months in order to fund the completion and launch of its presently proposed Web portals. In addition, the Company will need an additional $5,500,000 by January 2000 should it elect to complete its acquisition of SportsWare Technologies, Inc. The Company has commenced a private placement of its securities in order to satisfy its working capital requirements. However, there are no commitments or understandings on the part of any third parties for the purchase of the Company's securities. Therefore, there can be no assurance that the Company will be able to obtain sufficient additional capital, either through the proposed private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1998 states that due to the absence of operating revenues, there is substantial doubt about the Company's ability to continue as a going concern.

Forward Looking Statements
--------------------------

     This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's development stage status and lack of commercial operations or revenues; the Company's present financial condition and the risks and the availability of additional capital as and when required; the going concern opinion included in the report of the Company's independent accountants for the Company's fiscal 1998 financial statements; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Inapplicable.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         Inapplicable.

Item 5.  Other Information.
         -----------------

         Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K
              -------------------

              None.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EntrePort Corporation
                                          (Registrant)

Dated: November 19, 1999           By:  /s/ William A. Shue
                                        ----------------------------------------
                                        William A. Shue, Chief Financial Officer