Form 10QSB
period 1999-06-30
ENTREPORT INC
filed 1999-11-23
CIK 1092494

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________


Commission File Number 0-26941

                             ENTREPORT CORPORATION

-------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

   Florida                                           65-0703923

---------------------------------------         -------------------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)               Identification No.)



      10455 SORRENTO VALLEY ROAD, SUITE 204, SAN DIEGO, CALIFORNIA  92121

-------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 858-643-5100
                           -------------------------
                          (ISSUER'S TELEPHONE NUMBER)




                                Not Applicable
-------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES    X             NO _______
                            -------

     As of November 10, 1999, the Company had 6,249,170 shares of its $.001 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          Financial Statements                                                           PAGE
Unaudited Condensed Balance Sheets at June 30, 1999 and December 31, 1998....................    2
Unaudited Condensed Statements of Operations for the
  three month and six month periods ended June 30, 1999 and 1998
  and for the period from inception (October 4, 1996) to June 30, 1999.......................    3
Unaudited Condensed Statements of Cash Flows for the
  six month periods ended June 30, 1999 and 1998
  and for the period from inception (October 4, 1996) to June 30, 1999.......................    4
Notes to Condensed Financial Statements......................................................    5

                                                       ENTREPORT CORPORATION
                                                   (A Development Stage Company)

                                                     CONDENSED BALANCE SHEETS
                                                      -----------------------

                                                                                June 30, 1999                      December 31, 1998
Assets                                                                           (Unaudited)                         (See Note 1)
------                                                                          -------------                       ----------------
Current Assets
     Cash and Cash Equivalents                                                      $ 223,081                               -0-
     Common Stock Subscription Receivable                                               1,600                               -0-
   Prepaid Expenses and Other Assets                                                    1,950                               -0-
                                                                                    ---------                           ------
          Total Current Assets                                                        226,631                               -0-

Equipment, Net                                                                        102,536                               -0-

Deposits and Prepaid Rent                                                              25,621                               -0-
                                                                                    ---------                           ------
     Total Assets                                                                   $ 354,788                               -0-
                                                                                    =========                           ======

Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities
     Accounts Payable and Accrued Expenses                                          $  85,156                               -0-
   Other Current Liabilities                                                            3,241                              800
                                                                                    ---------                            -----
          Total Current Liabilities                                                    88,397                              800

Stockholders' Equity
   Common Stock, $.001 par value;
          authorized 50,000,000 shares; issued
and outstanding: June 30, 1999: 6,249,170;
          December 31, 1998: 5,025,000                                                  6,249                            5,025
     Additional Paid-In Capital                                                       594,766                               -0-
     Accumulated Deficit                                                             (334,624)                          (5,825)
                                                                                    ---------                           ------
     Total Stockholders' Equity                                                       266,391                             (800)
                                                                                    ---------                           ------
     Total Liabilities and Stockholders' Equity                                     $ 354,788                               -0-
                                                                                    =========                           ======

Note 1: The Balance Sheet as of December 31, 1998 is derived from the audited financial statements as of that date and does not reflect all of the disclosures required by generally accepted accounting principles.

                             ENTREPORT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                                  (UNAUDITED)


                                    Three Months Ended                      Six Months Ended               Cumulative from
                            ----------------------------------     ----------------------------------      Inception of
                                                                                                           Operations
                             June 30, 1999         June 30,         June 30, 1999         June 30,         (October 4, 1996)
                                                     1998                                   1998           to June 30, 1999
                            ---------------      -------------     ---------------      -------------     -------------------
Net Revenue                      $  11,414               $-0-           $  11,414               $-0-            $  11,414
                            ---------------      -------------     ---------------      -------------     -------------------

Operating Expenses:
  Operating Expenses             $ 303,706               $-0-           $ 344,623               $-0-            $ 350,448
                            ---------------      -------------     ---------------      -------------     -------------------

 Loss from Operations            $(292,292)              $-0-           $(333,209)              $-0-            $(339,034)


          Net (Loss)             $(292,292)              $-0-           $(333,209)              $-0-            $(339,034)

   See accompanying Notes.

                             ENTREPORT CORPORATION
                         (A Development Stage Company)


                      CONDENSED STATEMENTS OF CASH FLOWS
                      ----------------------------------
                                  (Unaudited)

                                                                                                          Cumulative from
                                                                                                           Inception of
                                                                                                            Operations
                                                                      Six Months Ended                  (October 4, 1996)
                                                                                                         to June 30, 1999
                                                       -------------------------------------------------------------------
                                                              June 30,                 June 30,
                                                                1999                     1998
                                                       ---------------------     -------------------

Operating Activities:
     Net (Loss)                                                $(333,209)                  $ -0-                $(339,034)
        Adjustment to Reconcile Net (Loss) to
             Operating Activities:
          Depreciation and Amortization                               -0-                    -0-                       -0-
          Loss on Sale of Securities Available for Sale               -0-                    -0-                       -0-
          Issuance of Common Stock Options and
                    Warrants                                          -0-                    -0-                       -0-
        Changes in Assets and Working Capital
             Components:
           (Increase) Decrease in:

             Prepaid Expenses                                     (1,950)                    -0-                   (1,950)
             Common Stock Subscription Receivable                 (1,600)                    -0-                   (1,600)
           Increase (Decrease) in:
             Accounts Payable and Accrued Expenses                85,156                     -0-                   85,156
             Other Current Liabilities                             2,441                     -0-                    3,241
                                                       -----------------         --------------          ----------------

             Net Cash (Used in) Operating Activities           $(249,162)                  $ -0-                $(254,187)

Investing Activities:
   Increase in Deposits                                        $ (25,621)                  $ -0-                $ (25,621)
   Purchase of Equipment and Furniture                          (102,536)                    -0-                 (102,536)
                                                       -----------------         --------------          ----------------

             Net Cash Used in Investing Activities             $(128,157)                  $ -0-                $(128,157)

Financing Activities:

             Net Proceeds from Issuance of Common Stock        $ 600,400                   $ -0-                $ 600,400
                                                       -----------------         --------------          ----------------

             Net Cash Provided by Financing Activities         $ 600,400                   $ -0-                $ 600,400
                                                       -----------------         --------------          ----------------

             Net Increase
                In Cash and Cash Equivalents                   $ 223,081                   $ -0-                $ 218,056
                                                       =================         ==============          ================

See accompanying Notes.

                             ENTREPORT CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ---------------------------------------

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

     b.   Authorized Capital
          ------------------

          As of June 30, 1999, the Company was authorized to issue 50,000,000 shares of common stock of which 6,249,170 shares were outstanding.

     c.   Plan of Operations
          ------------------

          The Company is engaged in the business of developing niche portals for Internet communities. The Company had two test sites that have generated $11,414 of revenue for the period ended June 30, 1999. These sites were transferred to a former employee in exchange for cancellation of a stock purchase agreement. The Company anticipates developing new sites that will require considerable working capital.

          As of June 30, 1999, the Company had working capital of $138,234 as compared to $0 at December 31, 1998. The increase in working capital was a result of the sale and conversion of convertible notes less the loss incurred from operations for the six months ended June 30, 1999.

2.   Comprehensive Loss
     ------------------

     Total comprehensive loss was ($292,292) and ($333,209) for the three and six months ended June 30, 1999 and $-0- and $-0- for the three and six months ended June 30, 1998.

3.   Earnings Per Share
     ------------------

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

                                                 Three Months Ended                              Six Months Ended
                                                      June 30,                                       June 30,
                                        -----------------------------------------      -------------------------------------
                                             1999                     1998                  1999                  1998
                                        -----------------        ----------------      --------------       ----------------
Basic:
Net Income                                   $ (292,292)                  $ -0-             $ (333,209)              $ -0-
Average Shares Outstanding                    6,249,170                     N/A              6,249,170                 N/A
                                        ---------------          --------------        ---------------      --------------
Basic EPS                                    $     (.05)                    N/A             $     (.05)                N/A
                                        ===============          ==============        ===============      ==============


4.   Private Placement
     -----------------

     During March through May 1999, the Company conducted a private placement of convertible notes with conversion rates of $2.00 to $3.00 per share. Five Hundred Ninety-Five Thousand Dollars ($595,000) of convertible notes were sold and later converted into 234,166 shares of common stock of the Company.

5.   Employment Agreements
     ---------------------

     During the fiscal year 1999, the Company entered into employment agreements with key management. Mr. D'Arcangelo, Chairman of the Company, executed a three year employment agreement with an annual salary of $100,000. Below are listed other key individuals with annual salary.


                Name                         Term                Salary
        --------------------            -------------     --------------------
          William A. Shue                   3 Years           $100,000
          Kym Yancey                        3 Years           $ 90,000
          Rick Kurtz                        2 Years           $220,000


6.   Common Stock
     ------------

     During the fiscal year 1999, the Company retired 4,410,000 shares of Company stock from an original founder of the Company. Additionally, the Company issued new stock to various individuals and key employees. Such shares issued amounted to outstanding of 6,249,170.

7.   Stock Option Plan
     -----------------

     During the fiscal year 1999, the Company adopted a Stock Option Plan ("SOP") reserving 4,000,000 shares of common stock for key employees and individuals. As of June 30, 1999, the Company has granted 950,000 options with various vesting periods, to purchase shares of common stock of the Company at prices of $1.00 to $3.50 per share.

8.   Year 2000 Compliance
     --------------------

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

9.   Subsequent Event
     ----------------

     On July 20, 1999, the Company purchased 2.5% of SportsWare Technologies, Inc. ("STI") for $200,000. The Company also received an option to purchase all the remaining outstanding shares of STI for $8,000,000; $5,500,000 in cash and $2,500,000 in the Company's common stock. Such option expires January 20, 2000.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

Plan of Operations
------------------

     The Company is a developmental stage company engaged in the business of developing Web portals on the Internet for purposes of offering general information, communication tools and training to members of certain targeted Internet communities. As of the date of this report, the Company has not completed the development of any of its proposed Web portals nor otherwise commenced revenue producing operations. The Company expects to complete its initial Web portals devoted to real estate and golf in the first quarter of 2000. The Company expects to complete its portal devoted to the African-American community in the first quarter of 2000. The Company's activities to date have included the market analysis for and development of its initial Web portals. In early 1999, the Company conducted in-house beta testing of several marketing specific Web portals, which the Company received $11,414 revenues during the six months ended June 30, 1999.

     The Company has financed its activities to date through the sale of its securities. During March through May 1999, the Company conducted the private placement sale of convertible notes for the gross proceeds of $595,000. The notes were in the aggregate principal amount of $595,000 and bore interest on the principal amount at the rate of six percent (6%) per annum. The principal amount of the notes were convertible into shares of Common Stock at the rate of $2.00 to $3.00 per share. In June 1999, $215,000 of the principal amount of the notes was converted into 107,500 shares of Common Stock and the remaining $380,000 in principal was converted into 126,667 shares of Common Stock

     As of June 30, 1999, the Company had working capital of $138,234. However, the Company's working capital has been depleted due to continuing losses from operations from June 30, 1999 to the date of this report. The Company's plan of operations over the next 12 months includes the expected completion of its initial Web portals devoted to real estate and golf in the fourth quarter of 1999 and the African-American portal in the first quarter of 2000. The Company believes that it will require, at least, $5,000,000 of capital over the next 12 months in order to fund the completion of its presently proposed Web portals. In addition, the Company will need an additional $5,500,000 by January 2000 should it elect to complete its acquisition of SportsWare Technologies, Inc. The Company has commenced a private placement of its securities in order to satisfy its working capital requirements. However, there are no commitments or understandings on the part of any third parties for the purchase of the Company's securities. Therefore, there can be no assurance that the Company will be able to obtain sufficient additional capital, either through the proposed private placement or otherwise, in order to fund the Company's working capital requirements in a timely manner. The report of the Company's independent accountants for the fiscal year ended December 31, 1998 states that due to the absence of operating revenues, there is substantial doubt about the Company's ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

          Inapplicable.

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

          During March through May 1999, the Company conducted the private placement sale of convertible notes for the gross proceeds of $595,000. The notes were in the aggregate principal amount of $595,000 and bore interest on the principal amount at the rate of six percent (6%) per annum. The principal amount of the notes were convertible into shares of Common Stock at the rate of $2.00 to $3.00 per share. In June 1999, $215,000 of the principal amount of the notes was converted into 107,500 shares of Common Stock and the remaining $380,000 in principal was converted into 126,667 shares of Common Stock

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

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

                                    EntrePort Corporation
                                        (Registrant)

Dated:  November 22, 1999     By:   /s/ WILLIAM A. SHUE
                                    -----------------------------------------
                                    William A. Shue, Chief Financial Officer