Form 10KSB
period 1999-12-31
ENTREPORT CORP
filed 2000-03-30
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-26941

                              EntrePort Corporation
                          (A Development Stage Company)
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                                65-0703923
---------------------------------                            -------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

       10455 Sorrento Valley Road, SUITE 204, San Diego, California 92121
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  858-643-5100
                                  ------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Securities registered pursuant to Section 12(b) of the Act: NONE

  Securities registered pursuant to Section 12 (g) of the Act:
  COMMON STOCK,$.001 PAR VALUE.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X    No
                                     ---     ---

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (_)

         The issuer's revenues for the most recent fiscal year was $11,911.

         The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant was approximately $70,833,057 as of March 21, 2000. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock amounting to 4,155,334 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         As of March 21, 2000, the Company had 11,420,263 shares of its $.001 par value common stock issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Entreport Corporation ("the Company") was formed under the laws of the State of Florida on October 4, 1996.

         In March 2000, the Company completed its private placement by the Roth Partners Inc. placement agents. The Company issued 3,537,500 shares of common stock at $2.00 per share to private investors for net proceeds of approximately $6.1 million. In conjunction with the offering, warrants to purchase 353,750 shares of the Company's stock were issued to the placement agent. The exercise price is $2.00 per share and the warrants expire March 2005. In conjunction with the offering, the company has signed a registration rights agreement to prepare and file within 30 days from the termination date of the offering a registration statement under the 1933 Act for purposes of registering the shares.

         In March 2000, the Company sold one of its test Websites, that had not been launched, for 100,000 shares of common stock of Metrosplash.com Inc., a Delaware Corporation. The Website was developed to target the African American professional.


BUSINESS OF ISSUER

GENERAL

         We are a development stage company consolidating proprietary training content in Web portals within industry segments through what we believe to be a unique low-cost content and membership acquisition model. Our initial Web portal, located at www.isucceed.com, is dedicated to the approximately 1,000,000 residential real estate agents located in the United States and Canada. As of the date of this filing, we have entered into agreements with approximately 145 of the top real estate agents, speakers and trainers in North America pursuant to which those parties have agreed to post their content and training on the Internet at our real estate Web portal at no or very low cost to us. We intend to launch our real estate Web portal in April 2000.

         Each of our portals are intended to provide rich content to specific industry groups, including a broad array of resources and services such as:

         o     both live and recorded training          o      search engines
         o     e-mail                                   o      on-line shopping
         o     forums                                   o      chat rooms

Certain resources and services such as e-mail, forums, search engines, shopping and training will be common to all portals. However, each portal will also contain resources and services tailored to the needs and interests of the specific industry group for that portal. By adopting this approach, we believe that each portal will be of more utility to its targeted users than are the majority of current portals which seek to attract the public at large.

OUR MARKET

         Our market includes those groups of professionals, independent contractors, sales people and others that are large and cohesive enough to represent a community of business people with similar business goals and needs. These groups include nationwide members of industry segments, such as the approximately 1,000,000 real estate agents in North America, or the employees and agents of large national and international sales organizations. All of these industry segments currently spend significant amounts of money on training, information and other goods and services intended to fulfill or further their business needs and goals.

         Our business plan is based on management's collective experience that the members of many industry segments are currently under served in terms of training and information relating to their industry and job functions. We believe that the primary problem facing industry segments in need of training and content is the ability to access the available training and content on a timely and cost effective basis. Training and content has been traditionally disseminated by way of live sessions and seminars and through the distribution of books, audio and video tapes. However, these traditional methods typically involve relatively high costs to the recipients and fail to ensure the distribution of information on a timely basis.

         Our internal research and analysis suggests that the members of many industry segments are willing to pay for a service that can deliver meaningful training and content on a timely and cost effective basis. We believe that the need within these industry segments and organizations for timely and cost effective training and content presents a significant market opportunity for EntrePort. We also believe that the training and information provided by our Web portals will enhance the skills of the subscribers and increase their profit potential.


OUR SOLUTION

         Our business model is designed to take advantage of the unique opportunities offered by the Internet. The increasing use of the Internet as a commercial medium has been accompanied by a diversification in the type of commerce that is conducted on the Internet and a proliferation in the types of products and services available on the Internet. The Internet has created a dynamic and particularly attractive medium for business, empowering businesses and consumers to distribute and gather more services and information than is feasible with traditional commerce systems, to communicate and shop in ways that can be more convenient for them and to interact with each other in many new ways. As the Internet has become more accessible and widely used for transactions, it has emerged as a primary business channel alongside the telephone, paper-based communication and face-to-face interaction.

         We intend to address the need for business training and information through the consolidation of proprietary training and content in Web portals within industry segments. The Internet offers the opportunity to provide certain targeted industry segments with training and information that is broader, more current and more accessible than has previously been available, all at a lower cost to the recipient. By consolidating content and presenting it in Web portals, we will be able to offer our customers current training and information that is accessible by them 24 hours a day, seven days a week for a relatively low monthly membership fee.


OUR STRATEGY

         Our objective is to be the premier producer of Web portals directed at industry specific audiences. To this end, we intend to position EntrePort as a membership driven marketing model capable of generating multiple revenue streams while, at the same time, generating product/services and members at no or little cost to the company. In this respect, we believe that EntrePort has the ability to offer a financial model unlike the majority of other e-commerce companies. The key to our strategy is our proposed strategic alliances with industry marketing experts. Many marketing experts derive their revenue from the sale of proprietary marketing products, typically books, audio and video tapes. To this end, marketers typically sponsor, at their expense, seminars and other means of paid advertising for purposes of reaching their audience.

         We will offer these marketers the opportunity to post content, either by way of text, audio or video tape, and sponsor seminars at our portals at no cost to them. In addition, we will allow the marketers the opportunity to offer their proprietary products for sale at our Web store. At the end of each content posting or training segment, the marketers' products will be showcased and members will be directed to our Web store where the products will be available for purchase. We will not warehouse the products but will take orders, process credit cards and pass along the order to the respective provider for shipments. As of the date of this filing, we have signed agreements with approximately 145 of the top real estate agents, speakers and trainers in North America pursuant to which those parties have agreed to provide us with commission on all sales of their products through our Web store.

         In addition to content, we believe that our industry marketing experts will provide access to significant numbers of portal subscribers at little or no cost to us. We expect that the marketing experts that post content and sponsor or participate in seminars will bring to the portal the same marketing audience they have been selling to for years. Our primary marketing objective will be to bring content to the public via live seminars and, thereby, capitalize on each marketer's experience and ability to sign up a predictable amount of members at the end of each seminar.

         In summary, we believe that our business model offers the following potential benefits and advantages:

         o Access to leading edge content from recognized marketing experts at no or little cost to us

         o Access to the clients and followers of the marketing experts, thereby creating an immediate significant base of potential paying subscribers at little or no cost to us

         o Allowing members and visitors to develop a relationship with the marketing experts, thereby increasing loyalty, retention and product sales

         o Creation of a deep content library deliverable on demand to members

OUR PRODUCTS AND SERVICE

         We intend to develop Web portals at which we will offer general information, communication tools, training and other goods and services to members of certain industry specific Internet communities. These Web portals will be accessible by the general public, however, only established subscribers or registered visitors will be permitted to use our portals as the case may be.

         Our Web portals will be accessible by a minimum hardware configuration consisting of a 486 personal computer with Windows `95 or greater, with 16 megabytes of RAM, 20 megabytes of free hard disk space, a 14,400 modem and an Internet connection. All services will be provided in a Windows-based menu driven format with "point and click" interactivity. Persons who wish to use our Web portals will be able to subscribe over the Internet by completing an application available at the Web portal, opening an account and making a deposit with us via credit card. In May 1999, we were approved as a credit card merchant by Imperial Bank.

         Our portals will provide rich content to specific industry groups. Each portal will offer a broad array of resources and services such as e-mail, forums, search engines, and on-line shopping as well as both live and recorded training. Certain resources and services such as e-mail, forums, search engines, shopping and training will be common to all portals. However, each portal will also contain resources and services tailored to the needs and interests of the particular industry group for that portal. By adopting this approach, we believe that each portal will be of more utility to its targeted users than are the majority of current portals which seek to attract the public at large.

         Our first Web portal will be located at www.isucceed.com and will be aimed at real estate professionals in the United States and Canada. According to the National Association of Realtors there are over 720,000 realtors in the United States alone. The U.S. Census Bureau estimates that in 1998, this industry employed 1,231,471 people and generated over $141 billion in revenue.

         We believe, based on our internal marketing analysis and discussions with senior executives in the real estate industry, that the real estate industry is looking to increase operating efficiencies and profits through the deployment of computer/Internet technologies, particularly in the area of sales training. We will offer membership based on-line training for real estate professionals.

         We expect that the real estate portal will become operational in April 2000. We expect that the initial content will include subjects as:

         o    listing for profit                      o     pricing strategies
         o    profiting on "for sale by owners"       o     agent referrals
         o    target marketing systems                o     zero cost programs
         o    pre-list packaging                      o     customer service
         o    virtual home tours                      o     referrals to home
                                                            buyers

         We intend to replicate our initial portal for additional industry specific groups large and cohesive enough to support an Internet community. We are currently working with a team of marketing experts whose job is to develop additional portals, including the development of a database of programming ideas and the retention of recognized industry talent to provide content and members. Our goal is to become the leading on-line, industry specific portal service.

MARKETING

         As noted above, we intend to market our Web portals primarily through proposed strategic alliances with industry marketing experts. We also intend to market our products and services through a combination of on-line and off-line advertising, including traditional industry print, targeted direct mail, telemarketing (phone, fax and e-mail) and through the visibility created by the seminars hosted or sponsored by us.

         We intend to use a direct sales force as well as alternative distribution channels. Through the combination of a direct sales force and alternative distribution channels, we believe we will be able to more rapidly access markets and increase revenue-producing traffic on our portal network. To implement our distribution strategy, we intend to develop an in-house direct sales force to market our portal products and services directly to large corporations in the target markets. In addition, the direct sales force will target national and international accounts and target large audiences through an aggressive seminar program.

         As part of our distribution strategy, we are developing several alternative distribution channels, including agents and resellers. Agents and resellers will be independent individuals and organizations, respectively, selling our portal services in exchange for revenue based commissions.

COMPETITION

         The market for members, visitors and Internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to create communities on the Internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access to visitors. Other companies who are primarily focused on creating Web-based communities on the Internet are GeoCities, Tripod/Lycos, Angelfire, Xoom and theglobe.com. We will likely also face competition in the future from Web directories, search engines, software archives, content sites, commercial on-line services, sites maintained by ISPs and other entities that attempt to or establish communities on the Internet by developing their own or purchasing one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC, have recently made significant acquisitions of or investments in Internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to or that achieve greater market acceptance than ours.

         We also compete for visitors with many Internet content providers and ISPs, including Web directories, search engines, shareware archives, content sites, commercial on-line services and sites maintained by ISPs, as well as thousands of Internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as AOL, CNET, CNN/Time Warner, Excite, Infoseek, Lycos, Netscape, Microsoft and Yahoo!.

         We also compete with the foregoing companies, as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenue. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our Web site, brand recognition, customer service, the demographics of our members and viewers, or ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by us. We believe that the number of Internet companies relying on Web-based advertising revenue will increase greatly in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates which could in turn have a material adverse effect on our business, results of operations and financial condition.

         Virtually all of our existing and potential competitors, including Web directories and search engines and large traditional media companies, have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors are able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, commerce companies, advertisers and third party content providers. There can be no assurance that Internet content providers and ISPs, including Web directories, search engines, shareware archives, sites that offer professional editorial content, commercial on-line services and sites maintained by ISPs will not be perceived by advertisers as having more desirable Web sites for placement of advertisements. In addition, many of our potential current advertising customers and strategic partners have established collaborative relationships with certain of our competitors or potential competitors, and other high-traffic Web sites. Accordingly, there can be no assurance that we will be able to develop and grow our memberships, traffic levels and advertiser customer base. There can also be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our technology as proprietary and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We intend to pursue the registration of our service marks in the United States and internationally, and have applied for the registration in the United States for the service mark "EntrePort." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet, and policing unauthorized use of our proprietary information will be difficult.

         Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any proprietary rights of ours or other companies within this market. There can be no assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information. Any such infringement or misappropriation, should it occur, might have a material adverse effect on our business results of operations and financial condition. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention and could have a material adverse effect on our business, results of operations and financial condition. Furthermore, there can be no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

TECHNOLOGICAL CAPABILITY AND SUPPORT

         We have engaged Stellcom, a Web development company located in San Diego, California, to build our Web portals. We will hire personnel to internally manage and service the portals on a daily basis. We believe that this strategy will be the most efficient and productive method of building our portal network.

         We intend to provide a high level of customer support to our customer base. We intend to provide technical and customer service support via our corporate e-mail, 24 hours a day, seven days a week. In addition to the support channel, we intend to provide for instant messaging and support for chat rooms. To assist in providing quality and responsive support, we intend to develop or acquire software programs that record, acknowledge, route, queue and generate reports on e-mail.


EMPLOYEES

         As of March 15, 2000, we employ 24 people on a full-time basis and we intend to employ an additional 15 to 20 people over the next 90 days. None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good.



ITEM 2. PROPERTIES

         Our executive offices are located in San Diego, California and consist of 3,000 square feet of office space. We lease this space pursuant to a three year lease expiring on March 31, 2002, at the rate of $3,345 per month. We will require an additional 15,000 to 20,000 square feet of office space during Quarter 2 of fiscal 2000 and are presently negotiating for leased space in the San Diego area, at a rate ranging from approximately $20,000 to $25,000 per month. We believe there is an adequate supply of suitable office space available for lease on terms acceptable to us.



ITEM 3. LEGAL PROCEEDINGS

          The Company is not a party to any material litigation.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock has been listed on the NASD's OTC Bulletin Board under the symbol "ERTE" since October 1998. From inception of trading through March 21, 2000, the high and low last sale prices were $10.125 per share and $ 0.0625 per share, respectively. The Company considers its common stock to be "thinly traded" and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

         As of March 21, 2000, there were approximately 132 record holders of the Company's common stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         In the last fiscal year, the Company has sold and issued the following unregistered securities:

COMMON STOCK

         In February 1999, the Company retired 4,410,000 shares of company stock from an original founder of the Company, for no consideration. Additionally, in March 1999, the Company issued 5,400,000 shares of common stock to various initial investors, and key employees, including a current Board member for services rendered.

         In June 1999, the Company issued 267,500 shares of common stock, as a result of the conversion of convertible notes payable.

         In August 1999, the Company sold 99,710 shares of common stock for $199,420 in a private placement.

         In December 1999, the Company issued 1,284,430 shares of common stock in a private placement for gross cash proceeds of $2,568,860. The Company incurred $38,185 in offering costs, and issued 133,334 shares of common stock to a financial consultant for services rendered (valued at $266,668). These costs have been charged as a reduction to additional paid-in capital.

         In November 1999, the Company issued 25,000 shares of common stock, as a result of an agreement to extend two loans. In December 1999, the Company also issued 10,000 shares of common stock to a vendor for Web development services (valued at $20,000).

COMMON STOCK WARRANTS

         Periodically, the Company will issue warrants to outside consultants in lieu of stock options. During the period October 4, 1996 (inception) through December 31, 1999, the Company issued 10,000 warrants at a $1.00 exercise price. The warrants are exercisable at December 31, 1999 and expire in October 2002.

STOCK OPTIONS

         During the year ended December 31, 1999, the Company granted options to purchase an aggregate of 1,810,000 shares of Common Stock at exercise prices ranging from $0.10 to $5.00 per share. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATIONS

         EntrePort is a development stage company engaged in the business of developing Web portals on the Internet for purposes of offering information, communication tools and training to members of certain industry specific Internet communities. As of the date hereof, we have not completed the development of any of our proposed Web portals nor otherwise commenced material revenue producing operations. We expect to complete our initial Web portal devoted to residential real estate agents in April 2000. Our activities to date have included the market analysis for and development of our initial Web portals and obtaining equity and financing.

         In early 1999, we conducted in-house beta testing of several industry specific Web portals, for which we received $11,911 in revenue during the year ended December 31, 1999.

         We intend to generate revenue through:

         o        membership fees charged to subscribers to our Web portals

         o advertising income from third party advertisers at our Web portals

         o percentage interests in the income derived by third parties who provide seminars, training and speeches at our Web portals

         o commissions earned on the sale of products and services at our Web store



LIQUIDITY AND CAPITAL RESOURCES

         We have financed our activities to date through the sale of debt and equity securities. From March through May 1999, we conducted the private placement sale of convertible notes payable for gross proceeds of $695,000. The notes were in the aggregate principal amount of $695,000 and bore interest on the principal amount at the rate of six percent (6%) per annum. The principal amount of the notes were convertible into shares of common stock at the rate of $2.00 to $3.00 per share. In June 1999, all $695,000 in principal was converted into a total of 267,500 shares of common stock. In August 1999, the Company sold 99,710 shares of common stock for $199,420 in a private placement. Additionally, during the period August to December 1999, we conducted the private placement sale of 1,284,430 shares of common stock at $2.00 per share for gross proceeds of $2,568,860.

         As of December 31, 1999 we had working capital of $1,185,869, however in March 2000 we completed our Roth Partners Inc. private placement. We issued 3,337,500 shares of common stock issued at $2.00 per share for net proceeds of approximately $6.1 million.

         Our plan of operations over the next 12 months includes the expected completion of our initial Web portal devoted to real estate and the development of other industry specific Web portals. The Company believes that its current cash balance, which includes the additional $6.1 million in additional equity financing raised through March 20, 2000 will be sufficient to fund the current plan of operations for at least the remainder of the fiscal year.

YEAR 2000 COMPLIANCE

         As of the date of this filing, nothing has come to our attention that would indicate that any of our computer software applications, or those of our information suppliers and software licensers, are unable to operate accurately after January 1, 2000. However, we have been advised that the consequences of a Year 2000 failure may not become apparent for several weeks (or months) following January 1, 2000. We previously have appointed a Year 2000 Committee to assess the scope of our risks in this regard and adopt appropriate measures to bring our applications into compliance. To date, the costs associated with this project have been insignificant. However, no definitive assurance can be given that all of our systems are Year 2000 compliant or that the impact of our failure to achieve substantial Year 2000 compliance will not have a material adverse effect on our business, financial condition or results of operations.


FORWARD-LOOKING STATEMENTS

         This filing contains forms of forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this filing, the words "believe," "expect," "anticipate," "estimate," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, which are identified and described in this "Risk Factors" section. Should one or more of this risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

         You should carefully consider the following risk factors and the other information in this memorandum before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment. In addition to those risks identified elsewhere in this Annual Report on Form 10-K|SB, the Company's business and results of operations are subject to other risks, including the following risk factors:

         WE ARE A DEVELOPMENT STAGE COMPANY. We were founded in 1996 and began our current Internet-based business in March 1999. We are a development stage company and we have no significant operating history. As of the date of this filing, we have not completed the development of any of our proposed Web portals nor otherwise commenced meaningful revenue producing operations. Our activities to date have included the market analysis for and development of our initial Web portals.

         Our primary business purpose is to develop Web portals at which we will offer general information, communication tools, training and other goods and services to members of certain industry specific Internet communities. As a new company, our prospects are subject to all risks, expenses, and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet-related products and services. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business and the development of new services and processes. We expect that unanticipated expenses, problems, and technical difficulties may occur, which may result in material delays both in the completion of our Web portals and in offering our services to the market. We expect to continue to incur operating losses until such time as we can derive meaningful revenues from our Web portals.

         FINANCIAL CONDITION; BEST EFFORTS OFFERING; ADDITIONAL FINANCING. From our inception in October 1996 to December 31, 1999, we generated revenues of only $12,000 and incurred a cumulative loss of $1,898,000. The development, sales, marketing and support of our business will require continued substantial expenditures for the foreseeable future, which could result in additional operating losses. The Company has funded the development to date substantially through equity financing. Any failure by the Company to maintain its external funding sources or be profitable in the future or that present capital and any funds provided by operations will be sufficient to fund the Company's future capital requirements.

         OUR BUSINESS MODEL IS NEW AND HAS NOT BEEN PROVEN BY US OR ANYONE ELSE. We are engaged in the business of developing Web portals dedicated to offering general information, communication tools, training and other goods and services to members of certain industry specific Internet communities. We have not commenced commercial operations based on our business model and, to our knowledge, no other business has engaged in operations primarily devoted to offering general information, communication tools, training and other goods and services to members of industry specific Internet communities. While we believe that the uniqueness of our business model offers certain potential advantages, that same uniqueness also offers potential risks associated with the development of a business model that is untried and unproven. While there are certain businesses that are engaged primarily in the business of developing communities of personalized Web sites and portals, these businesses are not as target specific as we are and their success may not be an indicator of our potential success.

         BECAUSE WE HAVE FEW PROPRIETARY RIGHTS, OTHERS CAN PROVIDE PRODUCTS AND SERVICES SUBSTANTIALLY EQUIVALENT TO OURS. We hold no patents. We believe that most of the technology used by us in the design and implementation of our Web portals is generally known and available to others. Consequently, others can design and implement Web portals substantially equivalent to ours. We rely on a combination of confidentiality agreements and trade secret law to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information. If our trademark or other proprietary rights are violated, or if a third party claims that we violate their trademark or other proprietary rights, we may be required to engage in litigation. Proprietary rights litigation tends to be costly and time consuming. Bringing or defending claims related to our proprietary rights may require us to redirect our human and monetary resources to address those claims.

         WE ARE DEPENDENT UPON OUR KEY PERSONNEL. Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly David D'Arcangelo and William Shue. We currently have three year employment agreements in place with Messrs. D'Arcangelo and Shue. In addition, we plan to obtain "key person" life insurance for our key personnel, however, at this time, no such policies are in effect. Our performance will also depend upon our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

         WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES. We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our Web portals, whether written by us or third parties. These types of claims have been brought against on-line services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects on-line services from some claims when the material is written by third parties, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. While no claims have been made against us to date, our business could be seriously harmed if one were asserted.

         WE ARE SUBJECT TO RISKS ASSOCIATED WITH DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT. Our success will depend in large part on continued growth in, and the use of, the Internet. There are critical issues concerning the commercial use of the Internet which remain unresolved. The issues concerning the commercial use of the Internet which we expect to effect the development of the market for our products and services include:

                 o  security                        o  ease of access
                 o  reliability                     o  quality of service
                 o  cost

Demand and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including the growth in consumer access to and acceptance of new interactive technologies that facilitate interactive communications between organizations and targeted audiences. If the Internet fails to develop or develops more slowly than we expect as a commercial or business medium, it will adversely affect our business.

         NO DIVIDENDS. We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

         NO ACTIVE TRADING MARKET. Our common shares are traded on the NASD's OTC Bulletin Board under the symbol "ERTE." On March 21, 2000, the last reported sale price of the common stock on the OTC Bulletin Board was $9.75 per share. The range of last sale prices of our stock over the previous 52 weeks included a high and low of $10.125 and $.0625, respectively. However, we consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of our common stock.

         NO ASSURANCES OF NASDAQ LISTING. We intend to apply for a listing of our common stock on the NASDAQ Small Cap Stock Market as soon as practicable. However, in order to meet the NASDAQ's objective listing criteria, we require $4,000,000 in net tangible assets plus additional tangible assets in the approximate amount of our projected cumulative negative cash flow until such time as we expect to operate profitably. Based on our net tangible assets as of December 31, 1999, we believe that we will need the net proceeds from the sale of substantially all of the shares offered during our private offering that concluded in March 2000 (approximately $6.1 million) in order to qualify for a NASDAQ Small Cap listing. However, we cannot give you any assurance that our common stock will qualify for a listing. In addition, the NASDAQ Small Cap Stock Market has certain subjective criteria for listing applications. Even if we are successful in selling the maximum number of shares offered hereby, there can be no assurance that the NASDAQ will list our common stock on the NASDAQ Small Cap Stock Market.

SELECTED HISTORICAL FINANCIAL DATA

         The selected historical financial data set below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.


                                                                                         For the Period
                                                                                        October 4, 1996
                                                                                          (inception)
                                                        Years ended December 31,             through
                                                 --------------------------------------   December 31,
STATEMENT OF OPERATIONS DATA:                             1999             1998               1999
                                                 ---------------------------------------------------------
Revenues                                           $        11,911                  -    $        11,911
Operating expenses:
   Research and development                                 97,579                  -             97,579
   Marketing, general and administrative                 1,796,990                800          1,802,815
                                                 ---------------------------------------------------------
      Total operating expenses                           1,894,569                800          1,900,394
                                                 ---------------------------------------------------------
Loss from operations                                    (1,882,658)              (800)        (1,888,483)
Net Loss                                           $    (1,891,812)   $          (800)   $    (1,897,637)
Net loss per share (basic and diluted)(1)          $          (.31)   $             -
Weighted average common shares
   outstanding - (basic and diluted) (1)                 6,068,605          5,025,000


                                                         December 31,
                                                    1999               1998
                                               --------------------------------
BALANCE SHEET DATA:
Cash and cash equivalents                        $1,458,139       $        -
Working capital                                   1,185,869                -
Total assets                                      2,433,618                -
Total stockholders' equity                        1,955,951                -


(1) See note 1 of the notes to the financial statements for a description of the computation of net loss per share and the number of shares used in the per share calculation.

ITEM 7.  FINANCIAL STATEMENTS


         The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In July 1999, we dismissed Barry L. Friedman, Certified Public Accountant, as our independent auditor and appointed Ernst & Young LLP as independent auditors. Mr. Friedman had previously audited our financial statements as of and for the fiscal years ended December 31, 1998, 1997 and 1996. The decision to change independent auditors was approved by our Board of Directors. During the fiscal year ended December 31, 1998 and through July 1999, there were no disagreements between us and Mr. Friedman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which disagreements if not resolved to the satisfaction of Mr. Friedman would have caused him to make reference to the subject matter of the disagreement in connection with his reports.


         Except for the explanatory paragraph included in Mr. Friedman's report on our financial statements for the 1998, 1997 and 1996 fiscal years, relating to substantial doubt existing about our ability to continue as a going concern, the audit reports of Mr. Friedman on our financial statements as of December 31, 1998, 1997 and 1996 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the directors and officers of EntrePort.


         Name                             Age                   Position
         ----                             ---                   --------

David J. D'Arcangelo                      44            Chairman of the Board

William A. Shue                           43            President, Chief Executive Officer,
                                                        Chief Financial Officer, Secretary and
                                                        Director

Richard J. Kurtz                          33            Senior Vice President - Real Estate Portal

Tony Acone                                56            Director


         Mr. D'Arcangelo has served as Chairman of our Board of Directors since February 17, 1999. From February 17, 1999 to March 21, 1999, Mr. D'Arcangelo also served as our President and Chief Executive Officer. From 1994 to 1999, Mr. D'Arcangelo served as President of the D'Arcangelo Companies, a business marketing and training consulting firm. Mr. D'Arcangelo's book, "Wealth Starts at Home," published by McGraw-Hill, was released in 1997.

         Mr. Shue has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and as a director since April 17, 1999. >From 1994 to 1999, Mr. Shue served as an independent consultant to the seminar production industry. Mr. Shue was a co-founder of Caribiner International, Inc., a NYSE-listed business communications company, and served as President of Caribiner International from 1986 to 1993.

         Mr. Kurtz has served as our Senior Vice President-Real Estate since June 22, 1999. From 1994 to 1999, Mr. Kurtz served as President of Resource Dynamics, a real estate training and development consulting firm.

         Mr. Acone has served as a director since November 1999. Mr. Acone was a co-founder of Prime Ticket Sports Network and served as President of that company from 1985 to 1989 and Assistant to the Chairman from 1989 to 1994, at which time Prime Ticket was sold to Fox Sports Television Network. Mr. Acone has been a private investor since 1994.

Web Portal Advisory Boards

         We intend to form advisory boards for each of our Web portals made up of experts and leading representatives of the industry segment serviced by the portal. Our initial advisory board dedicated to our real estate portal has been organized and its initial meeting took place in September 1999. The real estate advisory board is made up of 14 persons and includes top producing and highly recognized real estate agents and influential corporate representatives from real estate software companies, mortgage brokers and title companies.

SECTION 16 (a) FILING

         Our officers and directors did not file the Section 16 (a) filing on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.

                                                                                     Long-Term
                                      Annual Compensation                          Compensation
                             --------------------------------------------  -----------------------------
                                                                                         Common Shares    All
                                                               Other        Restricted      Underlying    Other
                                                               Annual         Stock      Options Granted  Compen-
  Name and Position           Year      Salary      Bonus   Compensation     Awards         (Shares)      sation
---------------------------  ------------------------------ -------------  ------------ ----------------- ----------
David J. D'Arcangelo,         1999  $70,833         $ 0         $ 0            $ 0                50,000     $ 0
Chairman (1)                  1998  $     0         $ 0         $ 0            $ 0                   -0-     $ 0
                              1997  $     0         $ 0         $ 0            $ 0                   -0-     $ 0

William A. Shue,              1999  $62,500         $ 0         $ 0            $ 0               300,000     $ 0
President and CEO (2)         1998  $     0         $ 0         $ 0            $ 0                   -0-     $ 0
                              1997  $     0         $ 0         $ 0            $ 0                   -0-     $ 0

Richard Kurtz, Senior         1999  $114,230        $ 0         $ 0            $ 0               300,000     $ 0
Vice President (3)            1998  $      0        $ 0         $ 0            $ 0                   -0-     $ 0
                              1997  $      0        $ 0         $ 0            $ 0                   -0-     $ 0


---------------

(1) Commencing March 17, 1999, EntrePort has paid Mr. D'Arcangelo a salary of $100,000 per year.

(2) Commencing April 17, 1999, EntrePort has paid Mr. Shue a salary of $100,000 per year.

(3) Commencing June 22, 1999, EntrePort has paid Mr. Kurtz a salary of $220,000 per year.


                                     Option/SAR Grants in 1999 Fiscal Year
                                               Individual Grants
-------------------------------------------------------------------------------------------------------------------
                                    Number of
                                   Securities
                                 Underlying         % of Total Options/SARs      Exercise or
                                Options/SARs        Granted to Employees in       Base Price
          Name                  Granted                   Fiscal Year             Per Share       Expiration Date
-------------------------   ---------------------   -------------------------   ---------------  -----------------
David J. D'Arcangelo               50,000                      3%                   $1.00          April 1, 2004
Chairman

William Shue                      300,000                     17%                   $1.00          April 1, 2004
President and
CEO

Richard Kurtz                     300,000                     17%                150,000 shares    April 1, 2004
Senior Vice President                                                              at $2.50;
                                                                                    150,000
                                                                                   shares at
                                                                                     $3.00

         COMPENSATION OF DIRECTORS. All of our directors receive reimbursement for out-of-pocket expenses for attending Board of Directors meetings. We intend to appoint additional members to the Board of Directors, including outside or non-officer members to the board. Any outside directors may receive an attendance fee for each meeting of the Board of Directors. From time to time we may engage certain members of the Board of Directors to perform services on behalf of the Company and will compensate such persons for the services which they perform.

Limitation of Liability of Directors and Indemnification of Directors and Officers

         The Florida General Corporation Law provides that corporations may include a provision in their Articles of Incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our Articles of Incorporation provide that directors are not liable to the Company or its stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Florida Law. In addition to the foregoing, our Bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

         The above provisions in EntrePort's Articles of Incorporation and Bylaws and in the written indemnity agreements may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

         Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to directors, officers and controlling persons of EntrePort pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and is, therefore, unenforceable.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information regarding the beneficial ownership of our common stock as March 21, 2000 by (i) each person who is known to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group.


         Name and Address                 Number of Shares             Percentage
------------------------------------  --------------------------  ---------------------
David J. D'Arcangelo (2)(3)                   2,780,334                  24.4%
William A. Shue (2)(4)                        1,600,000                  14.0%
Richard J. Kurtz (2)(5)                        400,000                    3.5%
Tony Acone(2)(1)                               175,000                    1.5%
All officers and directors
as a group (6)                                4,955,334                  43.4%

(1) Includes options granted to Mr. Acone to purchase 150,000 shares of common stock.

(2)      Address is 10455 Sorrento Valley Road, Suite 204, San Diego, California
         92121.

(3) Includes options granted to Mr. D'Arcangelo to purchase 50,000 shares of common stock.

(4) Includes options granted to Mr. Shue to purchase 300,000 shares of common stock.

(5) Includes options granted to Mr. Kurtz to purchase 300,000 shares of common stock.

(6) Includes options granted to officers and directors to purchase an aggregate of 800,000 shares of common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company held notes payable totaling $50,000 and $20,000 to David D'Arcangelo during 1999. The notes were issued to obtain cash for operations and bore interest at a rate of 8.0% per annum. At March 21,2000 $20,000 remains outstanding. The outstanding note matures in July 2000.

Item 13a. Exhibits:

Exhibit Number             Description of Document
--------------             -----------------------

3.1*                    Certificate of Incorporation of the Company

3.2*                    Bylaws of the Company

3.3*                    Certificate of Amendment of Articles of Incorporation

4.1*                    Specimen of Common Stock Certificate

10.1*                   Entreport Corporation 1999 Stock Option Plan

10.2                    Securities Purchase Agreement with Metrosplash.com Inc.

10.3                    Registration Rights Agreement

16                      Letter of Change in Accountants

21.1*                   List of Subsidiaries

27.1                    Financial Data Schedule


* Filed as exhibit to the Registrant's Form 10-SB Filed August 4, 1999.


(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.


c) Exhibits

SIGNATURES

    In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ENTREPORT CORPORATION,
                                       A Florida Corporation



Dated: March 30, 2000
                                   By:/s/ William A. Shue
                                     -------------------------------------------
                                     William A. Shue, Chief Executive Officer


                                   By:/s/ Ronald D. Suokko
                                     -------------------------------------------
                                     Ronald D. Suokko, Chief Accounting Officer


                                   By:/s/ David J. D'Arcangelo
                                     -------------------------------------------
                                     David J. D'Arcangelo, Chairman of the Board


                                   By:/s/ Tony Acone
                                     -------------------------------------------
                                     Tony Acone, Director


                          INDEX TO FINANCIAL STATEMENTS

                              ENTREPORT CORPORATION

                          (a development stage company)



Report of Ernst & Young LLP, Independent Auditors......................................F-1
Balance Sheets at December 31, 1999 and 1998...........................................F-2
Statements of Operations for the years ended December 31, 1999, 1998 and for the period from October 4, 1996 (inception) to December 31, 1999.....................F-3
Statements of Changes in Stockholders' Equity (Deficit) for the years ended
  December 31, 1999, 1998 and for the period from October 4, 1996 (inception)
  to December 31, 1999.................................................................F-4
Statements of Cash Flows for the years ended December 31, 1999, 1998 and for the period from October 4, 1996 (inception) to December 31, 1999.....................F-5
Notes to Financial Statements..........................................................F-6

                         Report of Independent Auditors

The Board of Directors and Stockholders
EntrePort Corporation

We have audited the accompanying balance sheets of EntrePort Corporation (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998, and for the period October 4, 1996 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EntrePort Corporation (a development stage company) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and the period October 4, 1996 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                                   /S/  ERNST & YOUNG LLP
March 21, 2000


                                        EntrePort Corporation
                                    (a development stage company)

                                           Balance Sheets

                                                                                 DECEMBER 31,
                                                                             1999          1998
                                                                       -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $1,458,139     $       -
   Other current assets                                                     205,397             -
                                                                       -----------------------------
Total current assets                                                      1,663,536             -

Investment in Sportsware Technologies, Inc.                                 399,500             -
Property and equipment at cost, net                                          97,317             -
Website development costs                                                   181,381             -
Deferred offering costs                                                      85,194             -
Other assets                                                                  6,690             -
                                                                       -----------------------------
                                                                         $2,433,618     $       -
                                                                       =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $  194,268     $       -
   Accrued liabilities                                                      263,399           800
   Note payable to officer                                                   20,000             -
                                                                       -----------------------------
Total current liabilities                                                   477,667           800

Stockholders' equity (deficit):
   Common stock, $.001 par value; 50,000,000 shares
     authorized, 7,834,974 and 5,025,000 issued and outstanding
     at December 31, 1999 and 1998, respectively                              7,835         5,025
   Additional paid-in capital                                             3,845,753             -
   Deficit accumulated during the development stage                      (1,897,637)       (5,825)
                                                                       -----------------------------
Total stockholders' equity (deficit)                                      1,955,951          (800)
                                                                       -----------------------------
                                                                         $2,433,618     $       -
                                                                       =============================

SEE ACCOMPANYING NOTES.


                                             EntrePort Corporation
                                         (a development stage company)

                                           Statements of Operations

                                                                                         FOR THE PERIOD
                                                                                         OCTOBER 4, 1996
                                                                                           (INCEPTION)
                                                                                            THROUGH
                                                         YEARS ENDED DECEMBER 31,         DECEMBER 31,
                                                         1999                1998              1999
                                                 ---------------------------------------------------------
Revenues                                            $       11,911      $           -     $      11,911

Operating Expenses:
   Research and development                                 97,579                  -             97,579
   Marketing, general and administrative                 1,796,990                800          1,802,815
                                                 ---------------------------------------------------------
      Total operating expenses                           1,894,569                800          1,900,394
                                                 ---------------------------------------------------------
Loss from operations                                    (1,882,658)              (800)        (1,888,483)
Interest expense                                             9,154                  -              9,154
                                                 ---------------------------------------------------------
Net loss                                            $   (1,891,812)     $        (800)    $   (1,897,637)
                                                 =========================================================
Net loss per common share
   (basic and diluted)                              $        (0.31)     $           -
                                                 ======================================

Weighted average shares used in computing
net loss per common share
   (basic and diluted)                                   6,068,605          5,025,000
                                                 ======================================


SEE ACCOMPANYING NOTES.


                                                  EntrePort Corporation
                                              (a development stage company)
                                           Statements of Stockholders' Equity
                         For the years ended December 31, 1999 and 1998, and the period October
                                     4, 1996 (inception) through December 31, 1999

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED         TOTAL
                                                          COMMON STOCK              ADDITIONAL        DURING THE      STOCKHOLDERS'
                                                ----------------------------------   PAID-IN          DEVELOPMENT        EQUITY
                                                     SHARES          AMOUNT          CAPITAL             STAGE          (DEFICIT)
                                                ------------------------------------------------------------------------------------
Issuance of common stock for services at
   inception of company                              5,025,000     $     5,025             -                  -        $     5,025

   Net loss for the period ended December 31,
     1997                                                    -               -             -             (5,025)             (5,025)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1997                         5,025,000           5,025             -             (5,025)                  -

   Net loss for the year ended December 31,
     1998                                                    -               -             -               (800)               (800)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1998                         5,025,000           5,025             -             (5,825)               (800)

   Common shares retired for no consideration       (4,410,000)         (4,410)        4,410                  -                   -

   Common shares issued for $1,600 of notes
     receivable and $335,900 for services
     rendered                                        5,400,000           5,400       332,100                  -             337,500

   Issuance of common stock upon conversion
     of notes payable in June 1999 at $2.00
     to $3.00 per share                                267,500             268       694,732                  -             695,000

   Issuance of common stock for $2.00 per share
     in August and December 1999 for
     cash, net of issuance costs of $304,185         1,384,140           1,384     2,462,711                  -           2,464,095

   Issuance of common stock for services
     rendered                                          168,334             168       336,500                  -             336,668

   Issuance of warrants for services rendered                -               -        15,300                  -              15,300

   Net loss for the year ended December 31,
     1999                                                    -               -             -         (1,891,812)         (1,891,812)
                                                ------------------------------------------------------------------------------------
Balance at December 31, 1999                         7,834,974        $  7,835    $3,845,753        $(1,897,637)         $1,955,951
                                                ====================================================================================

SEE ACCOMPANYING NOTES


                                        EntrePort Corporation
                                    (a development stage company)

                                      Statements of Cash Flows

                                                                                          FOR THE PERIOD
                                                                                          OCTOBER 4,1996
                                                                                            (INCEPTION)
                                                                                              THROUGH
                                                             YEARS ENDED DECEMBER 31,        DECEMBER 31,
                                                               1999           1998              1999
                                                        ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $ (1,891,812)   $       (800)     $ (1,897,637)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                               17,419               -            17,419
     Issuance of common stock and warrants for services        421,200               -           426,225
         rendered
     Changes in operating assets and liabilities:                    -               -                 -
       Other current assets                                   (205,397)              -          (205,397)
       Accounts payable                                        194,268               -           194,268
       Accrued liabilities and other                           262,599             800           263,399
       Other assets                                             (6,690)              -            (6,690)
                                                        ----------------------------------------------------
Net cash flows used in operating activities                 (1,208,413)              -        (1,208,413)

INVESTING ACTIVITIES
   Purchases of property and equipment                        (114,736)              -          (114,736)
   Investment in Sportsware Technologies, Inc.                (399,500)              -          (399,500)
   Increases in website development costs                     (181,381)              -          (181,381)
                                                        ----------------------------------------------------
 Net cash flows used in investing activities                  (695,617)              -          (695,617)

FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                   1,010,000               -         1,010,000
   Payments of notes payable                                  (295,000)              -          (295,000)
   Issuance of common stock for cash, net                    2,732,363               -         2,732,363
   Increases in deferred offering costs                        (85,194)              -           (85,194)
                                                        ----------------------------------------------------
Net cash flows provided by financing activities              3,362,169               -         3,362,169
                                                        ----------------------------------------------------

Increase in cash and cash equivalents                        1,458,139               -         1,458,139

Cash and cash equivalents at beginning of period                     -               -                 -
                                                        ----------------------------------------------------
Cash and cash equivalents at end of period                $  1,458,139    $          -      $  1,458,139
                                                        ====================================================

SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES
Conversion of notes payable to common stock               $   (695,000)   $          -      $   (695,000)
                                                        ====================================================

SUPPLEMENTAL INFORMATION
Interest paid                                             $      5,081    $         -       $      5,081
                                                        ====================================================

SEE ACCOMPANYING NOTES.

                              EntrePort Corporation
                          (a development stage company)

                          Notes to Financial Statements



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

EntrePort Corporation ("the Company") was incorporated in Florida on October 4, 1996. The Company is in the initial stage of operations devoting substantially all of its efforts to the market analysis for and development of Web portals on the Internet for purposes of offering general information, communication tools and training to members of certain targeted Internet communities. As of December 31, 1999, the Company has not completed the development of any of its proposed Web portals or otherwise commenced significant revenue producing operations. Accordingly, the Company is considered to be in the development stage.

The Company had no assets or operations from the time of its incorporation until February 1999, at which time the Company hired its current Chairman of the Board to develop the Company's Web business. At this time, the Company's founder canceled, for no consideration, 4,410,000 shares of Common Stock and resigned from the Company. The Company then issued 3,800,000 shares of Common Stock, as consideration of marketing and business plans, consulting services and cash.

REVENUE RECOGNITION

The Company recognizes revenue on membership fees ratably over the period in which the services are performed.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents. Cash equivalents primarily represent funds invested in money market funds where cost equals market value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost, and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method.

WEBSITE DEVELOPMENT COSTS

Website development costs are capitalized in accordance with an EITF consensus on Issue 00-02 and amortized over the estimated useful lives of the Internet website being developed (generally two years) using the straight-line method. Amortization will begin upon the launch of the web site.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed in Note 6, the alternative fair value accounting provided under Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options.

Compensation charges for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. Charges for options granted to non-employees are periodically remeasured as the underlying options vest.

The Company has disclosed the pro forma effect of using the fair value based method to account for its employee stock-based compensation.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 1999 because the effect would be anti-dilutive.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table sets forth the computation of basic and diluted loss per share for the periods presented:

                                                            YEARS ENDED DECEMBER 31,
                                                       ------------------------------------
                                                              1999             1998
                                                       ------------------------------------
Numerator:

   Net loss                                            $     (1,891,812)   $         (800)

Denominator:
   Weighted average shares outstanding for basic
     earning per share                                        6,068,605         5,025,000
                                                       ------------------------------------
   Effects of dilutive securities:
     Employee stock options                                           -                 -
     Warrants                                                         -                 -
                                                       ------------------------------------
   Dilutive potential common shares                                   -                 -
   Shares used in computing diluted net income per
     common share                                             6,068,605         5,025,000
                                                       ====================================

Loss per common share, basic                           $          (0.31)     $          -
                                                       ====================================
Loss per common share, diluted                         $          (0.31)     $          -
                                                       ====================================


COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. Actual results could differ from those estimates.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


2. SELECTED BALANCE SHEET DETAILS

                                                 DECEMBER 31,
                                             1999           1998
                                        -------------- --------------

Other current assets:
Due from investors                      $     180,000  $           -
Prepaid expenses                               21,731              -
Other current assets                            3,666              -
                                        -------------- --------------
                                        $     205,397  $           -
                                        ============== ==============

         The amount due from investors was collected in January 2000.


Property and equipment:
Machinery and equipment                 $     106,509  $           -
Furniture and fixtures                          8,227              -
                                        -------------- --------------
                                              114,736              -
Less: accumulated depreciation                (17,419)             -
                                        -------------- --------------
                                        $      97,317  $           -
                                        ============== ==============


Accrued liabilities:
Officer relocation costs                $     106,600  $           -
Lease termination costs                        61,058              -
Accrued settlement                             37,500              -
Other accrued liabilities                      58,241            800
                                        -------------- --------------
                                        $     263,399  $         800
                                        ============== ==============

3. EQUITY INVESTMENT

During 1999, the Company acquired a 5% share of Sportsware Technologies, Inc. ("STI") for cash totaling $399,500. The Company accounts for its investment in STI under the cost method. In conjunction with the purchase, the Company was granted an option through December 1999 to purchase all of the remaining outstanding shares of STI for cash and common stock. The option was not exercised by the Company and expired in December 1999. The Company also granted stock options to STI to purchase 500,000 shares of the Company's common stock for $.10 per share, vesting and exercisable only in the event the Company purchased the remaining 95% of STI stock. These options were canceled in December 1999 upon expiration of the purchase option.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


4. NOTES PAYABLE

Throughout 1999, the Company issued notes payable totaling $315,000 to several outside parties and one of the Company's officers. The notes bore interest at rates ranging from 6.0% to 10.0% per annum. Each note was paid off prior to December 31, 1999 with the exception of one note. The outstanding note of $20,000 bears a rate of 8.0% and matures in July 2000.

Throughout 1999, the Company conducted a private placement sale of convertible notes for total proceeds of $695,000. The notes bore interest at the rate of 6.0% per annum. Principal was convertible into shares of the Company's common stock at rates of $2.00 to $3.00 per share. During 1999, the principal amount of all notes was converted into 267,500 shares of common stock.

5. LEASE COMMITMENTS

The Company leases its corporate headquarters facility under a noncancelable operating lease expiring on March 31, 2002. The Company also leases an unrelated property on a month to month basis. Rent expense for these leases was approximately $45,000, $0 and $45,000 for the years ended December 31, 1999 and 1998, and for the period October 4, 1996 (inception) through December 31, 1999, respectively.

Future minimum payments required under the operating lease as of December 31, 1999 are as follows:
                                                       OPERATING
                                                         LEASES
                                                    ----------------
2000                                                $         26,800
2001                                                         33,400
2002                                                         10,000
                                                    ----------------
Total minimum lease payments                        $        70,200
                                                    ================

6. STOCKHOLDERS' EQUITY

COMMON STOCK

In February 1999, the Company retired 4,410,000 shares of the Company's stock from the original founder of the Company, for no consideration. Additionally, in March 1999 the Company issued 5,400,000 shares of common stock to various initial investors and key employees for cash and services.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


In September 1999, the Company sold 99,710 shares of common stock for cash proceeds of $199,420 in a private placement. In June 1999, the Company issued 267,500 shares of common stock, as a result of the conversion of convertible notes. In December 1999, the Company issued 1,284,430 shares in a private placement for cash proceeds of $2,568,860. The Company incurred $38,185 in offering costs, and issued 133,334 shares of common stock to a financial consultant in connection with the private placement (valued at $266,668). These costs have been charged as a reduction to additional paid-in capital.

In November 1999, the Company issued 25,000 shares of common stock in consideration for the extension of two notes payable. In December 1999, the Company also issued 10,000 shares of common stock for Website development services rendered. The Company expensed the costs of these services.

COMMON STOCK WARRANTS

Periodically, the Company will issue warrants to outside consultants in lieu of stock options. During the period October 4, 1996 (inception) through December 31, 1999, the Company issued 10,000 warrants at a $1.00 exercise price. The warrants are exercisable at December 31, 1999 and expire in October 2002. During the year ended December 31, 1999, the Company recognized $15,300 in compensation expense for these services.

STOCK OPTIONS

In March 1999, the Company adopted the 1999 Stock Incentive Plan (the "Plan") to grant options to purchase common stock to eligible officers, employees, directors, consultants and other independent advisors who provide services to the Company. The Board has authorized and reserved an aggregate of 4,000,000 shares of common stock for issuance under the Plan. Terms of the stock option agreements, including vesting requirements, are determined by the Board of Directors. Options under the Plan cannot exceed a ten year term. The exercise price of options granted under the Plan is determined by the Board, but cannot be less than 100% of the fair market value (85% for non-qualified options) of the common stock on the date of grant.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


6. STOCKHOLDERS' EQUITY (CONTINUED)

The following table summarizes activity under the stock option plan during the year ended December 31, 1999:

                                                              WEIGHTED AVERAGE
                                                  SHARES       EXERCISE PRICE
                                             -----------------------------------
Outstanding at December 31, 1998                          -   $       -
   Granted                                        1,810,000   $    1.69
   Exercised                                              -   $       -
   Canceled                                        (500,000)  $    0.10
                                             -----------------
Outstanding at December 31, 1999                  1,310,000   $    2.30
                                             =================

All options outstanding at December 31, 1999 are non-qualified options. The weighted average grant date fair value of options granted during the year totaled $1.49.

A further summary of options outstanding and exercisable as of December 31, 1999 follows:

                                                        WEIGHTED      WEIGHTED                     WEIGHTED
                        EXERCISE        EXERCISE        AVERAGE       AVERAGE                       AVERAGE
      OPTIONS              RANGE          RANGE          EXERCISE    REMAINING     OPTIONS         EXERCISE
   OUTSTANDING              LOW           HIGH           PRICE      LIFE (YEARS) EXERCISABLE        PRICE
-----------------------------------------------------------------------------------------------------------
       350,000            $1.00           $1.00           $1.00          4.3       350,000            $1.00
       450,000            $2.00           $2.50           $2.22          3.8        75,000            $2.00
       450,000            $3.00           $3.50           $3.11          4.3             -                -
        40,000            $4.00           $4.00           $4.00          2.9             -                -
        20,000            $5.00           $5.00           $5.00          2.8        20,000            $5.00
-----------------------------------------------------------------------------------------------------------
     1,310,000            $1.00           $5.00           $2.30          4.0       445,000            $1.35
===========================================================================================================

Adjusted pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions for 1999: risk-free interest rate of 6.5%, dividend yield of 0%, volatility factor of 100.0%, and an expected option life of 3 years. Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


6. STOCKHOLDERS' EQUITY (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. The Company's pro forma information follows:

                                                                                    FOR THE PERIOD
                                                                                    OCTOBER 4, 1996
                                                                                      (INCEPTION)
                                                                                        THROUGH
                                                      YEARS ENDED DECEMBER 31,         DECEMBER 31,
                                                        1999             1998             1999
                                                 -----------------------------------------------------
Pro forma net loss                               $    (1,984,329)  $         (800)    $ (1,990,154)
Pro forma net loss per share, basic and diluted  $         (0.33)  $            -


SHARES RESERVED FOR FUTURE ISSUANCE

The following shares of common stock are reserved for future issuance at December 31, 1999:

                                                            SHARES
                                                       -----------------
Stock options:
   Granted and outstanding                                  1,310,000
   Reserved for future grants                               2,690,000
Warrants                                                       10,000
                                                       -----------------
Total Reserved                                              4,010,000
                                                       =================


7. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are shown below. A valuation allowance of $776,000 has been recognized at December 31, 1999 to offset the net deferred tax assets as realization of such assets is uncertain.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


                                                           DECEMBER 31,
                                                       1999            1998
                                                 ----------------------------------

Deferred tax assets
   Net operating loss carryforward                  $   760,000               -
   Research and development credits                      11,000               -
   Other, net                                             5,000               -
                                                 ----------------------------------
Total net deferred tax assets                           776,000               -

Valuation allowance for deferred tax asset             (776,000)              -
                                                 ----------------------------------
Net deferred tax assets                             $         -               -
                                                 ==================================


At December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $1,865,000 and $1,869,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2007, respectively, unless previously utilized. The Company also has federal and California research credit carryforwards of approximately $8,700 and $4,800, respectively, which will begin to expire in 2018 unless previously utilized.

                              EntrePort Corporation
                          (a development stage company)

                    Notes to Financial Statements (continued)


7. INCOME TAXES (CONTINUED)

Pursuant to Section 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

8. LITIGATION

From time to time the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

9. SUBSEQUENT EVENT

In March 2000, 3,537,500 shares of common stock were issued at $2.00 per share to private investors for net proceeds of approximately $6.1 million. In conjunction with the offering, warrants to purchase 353,750 shares of the Company's common stock were issued to the placement agent. The exercise price is $2.00 per share and the warrants expire in March 2005.