Form 10QSB
period 2000-03-31
ENTREPORT CORP
filed 2000-05-12
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER 0-26941

                              ENTREPORT CORPORATION
--------------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         FLORIDA                                           65-0703923
---------------------------------              ---------------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)

       10455 SORRENTO VALLEY ROAD, SUITE 204, SAN DIEGO, CALIFORNIA 92121
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  858-643-5100
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                              Yes [X]    No  [ ]

         As of May 11, 2000, the Company had 11,581,113 shares of its $.001 par value common stock issued and outstanding.

                                    EntrePort Corporation
                                (a Development Stage Company)
                                      Form 10-QSB Index

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Balance Sheets at March 31, 2000 and December 31, 1999.............................2
   Condensed Statements of Operations for the
       three month periods ended March 31, 2000 and 1999
       and for the period from inception (October 4, 1996) to March 31, 2000....................3
   Condensed Statements of Cash Flows for the
       three month periods ended March 31, 2000 and 1999
       and for the period from inception (October 4, 1996) to March 31, 2000....................4
   Notes to Condensed Financial Statements......................................................5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............................7

PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS. ....................................................................9
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS. ............................................9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. .....................................................10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .................................10
ITEM 5.  OTHER INFORMATION. ...................................................................10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K. ....................................................10

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              EntrePort Corporation
                          (a Development Stage Company)
                            Condensed Balance Sheets


                                                     MARCH 31,      DECEMBER 31,
                                                       2000            1999
                                                    (UAUDITED)        (NOTE)
                                                   -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                        $  7,116,944    $  1,458,139
  Other current assets                                   25,715         205,397
                                                   -----------------------------
Total current assets                                  7,142,659       1,663,536

Investment in Sportsware Technologies, Inc.             399,500         399,500
Property and equipment at cost, net                     172,807          97,317
Website development costs                               508,991         181,381
Other assets                                             20,496          91,884
                                                   -----------------------------
                                                   $  8,244,453    $  2,433,618
                                                   =============================
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $    652,503    $    194,268
  Accrued liabilities                                   266,938         263,399
  Note payable to officer                                     -          20,000
                                                   -----------------------------
Total current liabilities                               919,441         477,667

Stockholders' equity:
  Common stock, $.001 par value; 50,000,000
    shares authorized, 11,581,113 and 7,834,974
    issued and outstanding at March 31, 2000
    and December 31, 1999, respectively                  11,581           7,835
  Additional paid-in capital                         10,426,076       3,845,753
  Deferred  compensation                               (293,656)              -
  Accumulated deficit during the development stage   (2,818,989)     (1,897,637)
                                                   -----------------------------
Total stockholders' equity                            7,325,012       1,955,951
                                                   -----------------------------
                                                   $  8,244,453    $  2,433,618
                                                   =============================
SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.


                                EntrePort Corporation
                            (a development stage company)
                         Condensed Statements of Operations
                                     (UNAUDITED)

                                                                     FOR THE PERIOD
                                                                     OCTOBER 4, 1996
                                            THREE MONTHS ENDED         (INCEPTION)
                                                 MARCH 31,               THROUGH
                                        ---------------------------     MARCH 31,
                                            2000           1999           2000
                                        ------------------------------------------
Revenues                                $     5,120    $         -    $    17,031

Operating Expenses:
  Research and development                   47,425              -        145,004
  Marketing, general and administrative     901,202        376,817      2,704,017
                                        ------------------------------------------
      Total operating expenses              948,627        376,817      2,849,021
                                        ------------------------------------------
Loss from operations                       (943,507)      (376,817)    (2,831,990)
Interest income                              22,155              -         13,001
                                        ------------------------------------------
Net loss                                $  (921,352)   $  (376,817)   $(2,818,989)
                                        ==========================================
Net loss per common share
  (basic and diluted)                   $     (0.11)   $     (0.08)
                                        ===========================

Weighted average shares used in
computing  net loss per common share
  (basic and diluted)                     8,034,374      4,955,934
                                        ===========================

SEE ACCOMPANYING NOTES.


                                             EntrePort Corporation
                                         (a development stage company)
                                       Condensed Statements of Cash Flows
                                                  (UNAUDITED)

                                                                                                FOR THE PERIOD
                                                                                                OCTOBER 4, 1996
                                                                 THREE MONTHS ENDED               (INCEPTION)
                                                                      MARCH 31,                     THROUGH
                                                          --------------------------------         MARCH 31,
                                                              2000                1999               2000
                                                          ----------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                  $  (921,352)        $  (376,817)        $(2,818,989)
Adjustments to reconcile net loss to net cash used
  in operating activities:
     Depreciation                                              11,771                   -              29,190
     Issuance of common stock options for services            133,854                   -             133,854
     Issuance of common stock and warrants for
     services                                                  74,000             335,900             495,200
     Changes in operating assets and liabilities              627,650             (18,052)            873,230
                                                          ----------------------------------------------------
Net cash flows used in operating activities                   (74,077)            (58,969)         (1,287,515)

INVESTING ACTIVITIES
     Purchases of property and equipment                      (87,261)             (9,588)           (201,997)
     Investment in Sportsware Technologies, Inc.                    -                   -            (399,500)
     Increases in website development costs                  (327,610)                  -            (508,991)
                                                          ----------------------------------------------------
 Net cash flows used in investing activities                 (414,871)             (9,588)         (1,110,488)

FINANCING ACTIVITIES
     Proceeds from issuance of notes payable                        -             165,000           1,010,000
     Re-payments of notes payable                             (20,000)                  -            (315,000)
     Issuance of common stock for cash, net                 6,167,753                   -           8,819,947
                                                          ----------------------------------------------------
Net cash flows provided by financing activities             6,147,753             165,000           9,514,947
                                                          ----------------------------------------------------

Increase in cash and cash equivalents                       5,658,805              96,443           7,116,944

Cash and cash equivalents at beginning of period            1,458,139                   -                   -
                                                          ----------------------------------------------------
Cash and cash equivalents at end of period                $ 7,116,944         $    96,443         $ 7,116,944
                                                          ====================================================

SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES
Conversion of notes payable to common stock               $         -         $         -         $  (695,000)
                                                          ====================================================
Deferred offering costs in 1999                           $         -         $    85,194         $         -
                                                          ====================================================

SEE ACCOMPANYING NOTES.

                              EntrePort Corporation
                          (a development stage company)
                     Notes to Condensed Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be attained for the entire fiscal year.

Certain adjustments recorded in the December 31, 1999 financial statements relate to the period ended March 31, 1999. The Company has restated the March 31, 1999 results of operations in the accompanying financial statements to reflect these adjustments.


2.  COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.


3.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three month periods ended March 31, 2000 and 1999 because the effect would be anti-dilutive.

4.  COMMON STOCK

The Company raised approximately $3.0 million as a result of the private placement offering during the period August 1999 to January 2000, for which the Company incurred $87,700 in financing costs related to this offering and issued 50,850 shares of common stock to various placement agents in connection with the private placement (valued at $101,700). These costs have been charged as a reduction to additional paid-in-capital. In January 2000, the Company issued 140,000 shares of common stock at $2.00 to private investors for cash proceeds of $280,000.

In March 2000, 3,525,000 shares of common stock were issued at $2.00 per share to private investors for cash proceeds of $7,050,000. The Company incurred $1,248,019 in transaction costs related to this offering. In conjunction with the offering, warrants to purchase 377,500 shares of the Company's common stock at a price of $2.00 were issued to the placement agent. The warrants are fully exercisable and expire in March 2005.

In January 2000, the Company issued 5,000 shares of common stock as consideration for the extension of a note payable. In March 2000, the Company issued 25,000 shares of common stock to an employee as a recruiting incentive. The Company has expensed $60,000 related to these two transactions.


5.  STOCK OPTION PLAN

During the three months ended March 31, 2000, the Company has granted 451,000 options to employees, consultants and a board member with various vesting periods, from immediately to three years, to purchase shares of common stock of the Company at prices ranging between $2.00 to $4.00 per share. Options to purchase 425,000 shares of common stock of the Company at prices ranging between $2.00 to $3.50 per share were cancelled during March 2000.


6.  SALE TO METROSPLASH.COM

In March 2000, the Company entered into an agreement to sell to Metrosplash.com Inc. its ERT1 website in exchange for 100,000 unregistered shares of Metrosplash.com. The unlaunched ERT1 website was targeted to the African American professional. The Company will record no gain or loss on the transaction as the website had no net book value at the time of the sale and the value of Metrosplash.com shares is not readily determinable.


7.  LITIGATION

From time to time the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

Entreport is a developmental stage company engaged in the business of developing Web portals on the Internet for purposes of offering general information, communication tools and training to members of certain targeted Internet communities. We have completed the development of our first Web portal devoted to real estate on April 25, 2000 and expect to commence material revenue producing operations thirty days thereafter. We expect to begin the market analysis and our development of other industry specific Web portals during the remainder of fiscal 2000. Our activities to date have included the market analysis for and development of its initial Web portals. We conducted in-house beta testing of several marketing specific Web portals, we intend to generate revenue through:

     o   membership fees charged to subscribers to our Web portals

     o   advertising income from third party advertisers at our Web portals

     o percentage interests in the income derived by third parties who provide seminars, training and speeches at our Web portals

     o commissions earned on the sale of products and services at our Web store


LIQUIDITY AND CAPITAL RESOURCES

We have financed our activities to date through the sale of debt and equity securities. From March through May 1999, we conducted the private placement sale of convertible notes payable for gross proceeds of $695,000. The notes bore interest on the principal amount at a rate of six percent (6%) per annum. The principal amount of the notes was convertible into shares of common stock at rates of $2.00 to $3.00 per share. In June 1999, all $695,000 in principal was converted into a total of 267,500 shares of common stock. In August 1999, the Company sold 99,710 shares of common stock for $199,420 in a private placement. Additionally, during the period August 1999 to January 2000, we conducted the private placement sale of 1,424,430 shares of common stock at $2.00 per share for gross proceeds of $2,848,860. During February and March 2000, we completed our private placement managed by Roth Capital Partners Inc. and sold 3,525,000 shares of common stock at $2.00 per share for net proceeds amounting to $5,801,981.

As of March 31, 2000, we had working capital of $6,223,218. Our plan of operations over the next nine months includes the upgrade and enhancement of our initial Web portal devoted to real estate and the development of other industry specific Web portals. We believe that our current cash balance will be sufficient to fund the current plan of operations for at least the next twelve months.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this filing, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's development stage status and lack of commercial operations or revenues; the Company's present financial condition and the risks and the availability of additional capital as and when required; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a part to any material litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months period ended March 31, 2000, the Company has sold and issued the following unregistered securities:

COMMON STOCK

The Company raised approximately $3.0 million as a result of the private placement offering during the period August 1999 to January 2000, for which the Company incurred $87,700 in financing costs related to this offering and issued 50,850 shares of common stock to various placement agents in connection with the private placement (valued at $101,700). These costs have been charged as a reduction to additional paid-in-capital. In January 2000, the Company issued 140,000 shares of common stock at $2.00 to private investors for cash proceeds of $280,000 related to the Company's December 1999 private offering.

In March 2000, 3,525,000 shares of common stock were issued at $2.00 per share to private investors for cash proceeds of $7,050,000. The Company incurred $1,248,019 in financing costs related to this offering.

In January 2000, the Company issued 5,000 shares of common stock as consideration for the extension of a note payable. In March 2000, the Company issued 25,000 shares of common stock to an employee as a recruiting incentive. The Company has expensed $60,000 related to these two transactions.

COMMON STOCK WARRANTS

Periodically, the Company will issue warrants to outside consultants in lieu of stock options. During the period October 4, 1996 (inception) through December 31, 1999, the Company issued 10,000 warrants at a $1.00 exercise price. The warrants are fully exercisable and expire in October 2002.

In conjunction with the March 2000 private placement offering, warrants to purchase 377,500 shares of the Company's common stock at $2.00 was issued to the placement agent. The warrants are fully exercisable and expire in March 2005.

STOCK OPTIONS

During the three-month period ended March 31, 2000, the Company granted options to employees, consultants and a board member to purchase an aggregate of 451,000 shares of Common Stock with various vesting periods, from immediately to three years, at exercise prices ranging between $2.00 to $4.00 per share. Options to purchase 425,000 shares of common stock of the Company at prices ranging between $2.00 to $3.50 per share were cancelled during March 2000. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.


ITEM 5.  OTHER INFORMATION.

Inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     27.1     Financial Data Schedule

(b)  EPORTS ON FORM 8-K

     None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EntrePort Corporation
                                                 (Registrant)


Dated:  May 11, 2000                  By:    /S/ William A. Shue
                                             -----------------------------------
                                                 William A. Shue,
                                                 Chief Executive Officer


Dated:  May 11, 2000                  By:    /S/ Ronald D. Suokko
                                             -----------------------------------
                                                 Ronald D. Suokko,
                                                 Chief Accounting Officer