Form 10QSB
period 2000-06-30
ENTREPORT CORP
filed 2000-08-03
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER 0-26941

                              ENTREPORT CORPORATION
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         FLORIDA                                             65-0703923
--------------------------------------   ---------------------------------------
(STATE OR OTHER JURISDICTION                               (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         2790 BUSINESS PARK DRIVE, SUITE B, SAN DIEGO, CALIFORNIA 92083
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  760-597-4800
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

       10455 SORRENTO VALLEY ROAD, SUITE 204, SAN DIEGO, CALIFORNIA 92121
--------------------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---
         As of August 3, 2000, the Company had 11,581,113 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation
                                Form 10-QSB Index

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Balance Sheets at June 30, 2000 and December 31, 1999.............2
   Condensed Statements of Operations for the
         three month periods ended June 30, 2000 and 1999
         and for the six month periods ended June 30, 2000 and 1999............3
   Condensed Statements of Cash Flows for the
         six month periods ended June 30, 2000 and 1999........................4
   Notes to Condensed Financial Statements.....................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............8

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. ...................................................11
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. ...........................11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. .....................................11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .................11
ITEM 5. OTHER INFORMATION. ...................................................11
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. ....................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                        EntrePort Corporation
                                      Condensed Balance Sheets


                                                                   JUNE 30,      DECEMBER 31,
                                                                     2000            1999
                                                                  (UAUDITED)        (NOTE)
                                                                ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $   5,560,695   $   1,458,139
   Other current assets                                                69,948         205,397
                                                                ------------------------------
Total current assets                                                5,630,643       1,663,536

Investment in Sportsware Technologies, Inc.                           399,500         399,500
Property and equipment at cost, net                                   580,501          97,317
Website development costs, net                                        460,373         181,381
Other assets                                                           15,012          91,884
                                                                ------------------------------
                                                                $   7,086,029   $   2,433,618
                                                                ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $     412,257   $     194,268
   Accrued liabilities                                                219,698         263,399
   Current portion of lease payable                                    84,245               -
   Note payable to officer                                                  -          20,000
                                                                ------------------------------
Total current liabilities                                             716,200         477,667

Long term portion of lease payable                                    102,122               -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares authorized,
     11,581,113 and 7,834,974 issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively                 11,581           7,835
   Additional paid-in capital                                      10,184,571       3,845,753
   Deferred compensation                                              (86,090)              -
   Accumulated deficit                                             (3,842,355)     (1,897,637)
                                                                ------------------------------
Total stockholders' equity                                          6,267,707       1,955,951
                                                                ------------------------------
                                                                $   7,086,029   $   2,433,618
                                                                ==============================

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 1999 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                                        EntrePort Corporation
                                 Condensed Statements of Operations
                                             (UNAUDITED)

=============================================================================================================


                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
                                                --------------------------------------------------------------
                                                     2000            1999            2000            1999
                                                --------------------------------------------------------------
Revenues                                        $      66,909   $      11,414   $      72,029   $      11,414

Costs and expenses:
   Cost of revenues                                   538,736               -         538,736               -
   Research and development                            99,440          69,928         146,865          69,928
   Selling, general and administrative                538,838         233,778       1,440,040         610,595
                                                --------------------------------------------------------------
      Total costs and expenses                      1,177,014         303,706       2,125,641         680,523
                                                --------------------------------------------------------------
Loss from operations                               (1,110,105)       (292,292)     (2,053,612)       (669,109)
Interest income                                        86,739               -         108,894               -
                                                --------------------------------------------------------------
Net loss                                        $  (1,023,366)  $    (292,292)  $  (1,944,718)  $    (669,109)
                                                ==============================================================
Net loss per common share
   (basic and diluted)                          $       (0.09)  $       (0.05)  $       (0.20)  $       (0.12)
                                                ==============================================================

Weighted average shares used in
computing net loss per common share
(basic and diluted)                                11,581,113       6,281,410       9,817,541       5,652,422
                                                ==============================================================

SEE ACCOMPANYING NOTES.

                                        EntrePort Corporation
                                 Condensed Statements of Cash Flows
                                             (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     2000           1999
                                                                ------------------------------
OPERATING ACTIVITIES
Net loss                                                        $  (1,944,718)  $    (669,109)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                     94,721               -
     Issuance of common stock options for services                    124,566               -
     Issuance of common stock and warrants for services                74,000         335,900
     Changes in operating assets and liabilities                      301,415          58,426
                                                                ------------------------------

Net cash flows used in operating activities                        (1,350,016)       (274,783)

INVESTING ACTIVITIES
   Purchases of property and equipment                               (337,795)       (102,536)
   Investment in Sportsware Technologies, Inc.                              -               -
   Increases in website development costs                            (332,735)              -
                                                                ------------------------------
 Net cash flows used in investing activities                         (670,530)       (102,536)

FINANCING ACTIVITIES
   Re-payments on notes payable                                       (20,000)              -
   Issuance of common stock for cash, net                           6,143,102         600,400
                                                                ------------------------------
Net cash flows provided by financing activities                     6,123,102         600,400
                                                                ------------------------------

Increase in cash and cash equivalents                               4,102,556         223,081

Cash and cash equivalents at beginning of period                    1,458,139               -
                                                                ------------------------------
Cash and cash equivalents at end of period                      $   5,560,695   $     223,081
                                                                ==============================

SUPPLEMENTAL DISCLOSURE OF NON CASH
  FINANCING ACTIVITIES
Capital lease obligations                                       $     186,367   $           -
                                                                ==============================

See accompanying notes.

                              EntrePort Corporation
                     Notes to Condensed Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position as of June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be attained for the entire fiscal year.

During the three months ended June 30, 2000, the Company emerged from the development stage, as defined in Statement of Financial Standards ("SFAS") No.7.

Certain adjustments recorded in the December 31, 1999 financial statements relate to the six month period ended June 30, 1999. The Company has restated the June 30, 1999 results of operations in the accompanying financial statements to reflect these adjustments.

2.  COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

3.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and six month periods ended June 30, 2000 and 1999 because the effect would be anti-dilutive.

4.  FINANCING AGREEMENT

The Company entered into an equipment financing lease agreement with International Business Machines Corporation ("IBM") in May 2000. Principal amount due at June 30, 2000 is $186,367. The term lease payable is due in monthly principal and interest payments of $6,928 through May 2003. Borrowings under the financing agreement are secured by specific equipment, with interest at a rate of 18.7%.

5.  COMMON STOCK

The Company raised approximately $3.0 million as a result of a private placement offering during the period August 1999 to January 2000, for which the Company incurred $87,700 in financing costs related to the offering and issued 50,850 shares of common stock to various finders in connection with the private placement (valued at $101,700). These costs have been charged as a reduction to additional paid-in-capital. In January 2000, the Company issued 140,000 shares of common stock at $2.00 to private investors for cash proceeds of $280,000.

In March 2000, the Company sold 3,525,000 shares of common stock at $2.00 per share to private investors for cash proceeds of $7,050,000. The Company incurred $1,248,019 in transaction costs related to the offering. In conjunction with the offering, warrants to purchase 377,500 shares of the Company's common stock at a price of $2.00 were issued to the placement agent. The warrants are fully exercisable and expire in March 2005.

In January 2000, the Company issued 5,000 shares of common stock as consideration for the extension of a note payable. In March 2000, the Company issued 25,000 shares of common stock to an employee as a recruiting incentive. The Company has expensed $60,000 related to these two transactions.

6.  STOCK OPTION PLAN

During the six month period ended June 30, 2000, the Company granted 844,000 stock options to employees, consultants and a board member with vesting periods ranging from immediate to three years. The options are for the purchase of common stock of the Company at prices ranging from $2.00 to $7.00 per share. During the six month period ended June 30, 2000, the Company recorded compensation expense of $124,566 related to options outstanding to employees and consultants. Options to purchase 470,000 shares of common stock of the Company at prices ranging from $2.00 to $5.00 per share were cancelled during the six month period ended June 30, 2000.

7.  SALE TO METROSPLASH.COM

In March 2000, the Company sold to Metrosplash.com Inc. its ERT1 website in exchange for 100,000 restricted common shares of Metrosplash.com. The unlaunched ERT1 website was targeted to the African American professional. The Company will record no gain or loss on the transaction as the website had no net book value at the time of the sale and the value of Metrosplash.com shares is not readily determinable.

8.  LITIGATION

From time to time the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         REVENUES

For the three and six months ended June 30, 2000, revenues were $66,909 and $72,029 compared to $11,414 and $11,414 for the same periods in fiscal 1999, an increase of $55,495 or 486% for the three months and $60,615 or 531% for the six months ended June 30, 2000. The increase for both the three and six month periods consists of membership revenue as a result of the launch our I Succeed.com website on April 25, 2000 and sponsorship revenue as a result of hosting of real estate seminars during the six months ended June 30, 2000.

The Company's ability to increase revenue for the remainder of the fiscal year is dependent on increasing subscriber membership and increasing the number of company hosted seminars.

         GROSS PROFIT (LOSS)

Gross profit (loss) on revenues was $(471,827) and $(466,707) for the three and six months ended June 30, 2000 compared to $11,414 and $11,414 for the same periods in fiscal 1999, a decrease of $483,241 or (4234%) for the three months and $478,121 or (4189%) for the six months ended June 30, 2000. The decrease in gross margin was due to significant start-up costs of the Company's I Succeed.com website incurred during the three and six months ended June 30, 2000. During fiscal 2000, the Company incurred direct costs related to website hosting, depreciation and amortization, website content and seminar hosting that did not occur in fiscal 1999.

         RESEARCH AND DEVELOPMENT EXPENSE

Research and development expenses were $99,440 and $146,865 for the three and six months ended June 30, 2000 compared to $69,928 and $69,928 for the same periods in fiscal 1999, an increase of $29,512 or 42% for the three months and $76,937 or 110% for the six months ended June 30, 2000. The increase in research and development expense was due to an increased effort to complete the development of the Company's I Succeed.com website during the second quarter of fiscal 2000. The Company expects to increase funding for research and development of the current I Succeed.com website and future websites in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $538,838 and $1,440,040 for the three and six months ended June 30, 2000 compared to $233,778 and $610,595 for the same periods in fiscal 1999, an increase of $305,060 or 131% for the three months and $829,445 or 136% for the six months ended June 30, 2000. The increase in the selling, general and administrative expense was due to build-up of the selling and general and administrative infrastructure during the six months ended June 30, 2000 that includes selling, customer support, business development, accounting, legal, human resources, information technology and investor relations support functions. Selling and general and administrative expenses are expected to decrease as a percentage of revenues in the near-term due to planned increases in revenues.

         INTEREST INCOME

Net interest income was $86,739 and $108,894, or 130% and 151% of revenues, respectively, for the three and six months ended June 30, 2000 compared to no interest income or expense for the same periods in fiscal 1999. The increase for the three and six month periods was due primarily to increased investment of proceeds from the two private placements of the Company's common stock that occurred during the period from December 1999 through March 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our activities to date primarily through the sale of debt and equity securities. From March through May 1999, we conducted the private placement sale of convertible notes payable for gross proceeds of $695,000. The notes bore interest on the principal amount at a rate of six percent (6%) per annum. The principal amount of the notes was convertible into shares of common stock at rates of $2.00 to $3.00 per share. In June 1999, all $695,000 in principal was converted into a total of 267,500 shares of common stock. In August 1999, the Company sold 99,710 shares of common stock for $199,420 in a private placement. Additionally, during the period August 1999 to January 2000, we conducted the private placement sale of 1,424,430 shares of common stock at $2.00 per share for gross proceeds of $2,848,860. During February and March 2000, we completed our private placement managed by Roth Capital Partners Inc. and sold 3,525,000 shares of common stock at $2.00 per share for net proceeds amounting to $5,801,981.

As of June 30, 2000, we had working capital of $4,914,443. Our plan of operations over the next six months includes the upgrade and enhancement of our initial Web portal devoted to real estate and the development of other industry specific Web portals. We believe that our current cash balance will be sufficient to fund the current plan of operations for at least the remainder of the current year.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2000, the Company sold and issued the following unregistered securities:

STOCK OPTIONS

During the three month period ended June 30, 2000, the Company granted options to employees, consultants and a board member to purchase an aggregate of 393,000 shares of common stock with vesting periods ranging, from two to three years and with exercise prices ranging from $2.00 to $7.00 per share. Options to purchase 45,000 shares of common stock at prices ranging from $2.00 to $5.00 per share were cancelled during April 2000. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

ITEM 5.  OTHER INFORMATION.

Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         27.1     Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EntrePort Corporation
                                                   (Registrant)


Dated:  August 3, 2000                    By:  /s/ William A. Shue
                                               ---------------------------------
                                               William A. Shue,
                                               Chief Executive Officer


Dated:  August 3, 2000                    By:  /s/ Ronald D. Suokko
                                               ---------------------------------
                                               Ronald D. Suokko,
                                               Chief Accounting Officer