Form 10QSB
period 2000-09-30
ENTREPORT CORP
filed 2000-11-07
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTMEBER 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER 0-26941

                              ENTREPORT CORPORATION
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                     65-0703923
-------------------------------------     --------------------------------------
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

         As of November 7, 2000, the Company had 11,681,213 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation
                                Form 10-QSB Index



PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Balance Sheets at September 30, 2000 and December 31, 1999........2
   Condensed Statements of Operations for the
         three month periods ended September 30, 2000 and 1999
         and for the nine month periods ended September 30, 2000 and 1999......3
   Condensed Statements of Cash Flows for the
         nine month periods ended September 30, 2000 and 1999..................4
   Notes to Condensed Financial Statements.....................................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............8

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS.....................................................11
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................11
ITEM 5. OTHER INFORMATION.....................................................11
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                        EntrePort Corporation
                                      Condensed Balance Sheets


                                                                         SEPTEMBER 30,       DECEMBER 31,
                                                                             2000               1999
                                                                          (UNAUDITED)          (NOTE)
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $      4,384,690   $      1,458,139
   Investments                                                                  399,500            399,500
   Other current assets                                                          28,372            205,397
                                                                       ------------------------------------
Total current assets                                                          4,812,562          2,063,036

Property and equipment at cost, net                                             569,405             97,317
Website development costs, net                                                  418,066            181,381
Other assets                                                                    440,179             91,884
                                                                       ------------------------------------
                                                                       $      6,240,212   $      2,433,618
                                                                       ====================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $        430,220   $        194,268
   Accrued liabilities                                                          187,306            263,399
   Current portion of lease payable                                              83,136                  -
   Note payable to officer                                                            -             20,000
                                                                       ------------------------------------
Total current liabilities                                                       700,662            477,667

Long term portion of lease payable                                               89,737                  -

Stockholders' equity:
   Common stock, $.001 par value; 50,000,000 shares authorized,
     11,681,113 and 7,834,974 issued and outstanding at
     September 30, 2000 and December 31, 1999, respectively                      11,681              7,835
   Additional paid-in capital                                                10,516,587          3,845,753
   Deferred compensation                                                        (37,899)                 -
   Accumulated deficit                                                       (5,040,556)        (1,897,637)
                                                                       ------------------------------------
Total stockholders' equity                                                    5,449,813          1,955,951
                                                                       ------------------------------------
                                                                       $      6,240,212   $      2,433,618
                                                                       ====================================
SEE ACCOMPANYING NOTES.

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

                                             EntrePort Corporation
                                      Condensed Statements of Operations
                                                  (UNAUDITED)

================================================================================================================



                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                      --------------------------------------------------------------------------
                                             2000              1999               2000               1999
                                      --------------------------------------------------------------------------
Revenues                              $        101,918   $              -   $        173,947   $         11,414

Costs and expenses:
   Cost of revenues                            422,572                  -            961,308                  -
   Product development                         272,889             18,584            419,754             88,512
   Selling, general
     and administrative                        674,332            485,497          2,114,372          1,096,092
                                      --------------------------------------------------------------------------
      Total costs and expenses               1,369,793            504,081          3,495,434          1,184,604
                                      --------------------------------------------------------------------------
Loss from operations                        (1,267,875)          (504,081)        (3,321,487)        (1,173,190)
Interest income                                 69,674                  -            178,568                  -
                                      --------------------------------------------------------------------------
Net loss                              $     (1,198,201)  $       (504,081)  $     (3,142,919)  $     (1,173,190)
                                      ==========================================================================

Net loss per common share
     (basic and diluted)              $          (0.10)  $          (0.08)  $          (0.30)  $          (0.20)
                                      ==========================================================================

Weighted average shares used in
     computing net loss per common
     share (basic and diluted)              11,612,635          6,128,211         10,411,858          5,857,993
                                      ==========================================================================

SEE ACCOMPANYING NOTES.

                                                      3

                                        EntrePort Corporation
                                 Condensed Statements of Cash Flows
                                             (UNAUDITED)



                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2000              1999
                                                                       ------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $     (3,142,919)  $     (1,173,190)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                                              178,020              9,123
     Issuance of common stock options for services                              136,801                  -
     Issuance of common stock and warrants for services                          74,000            335,900
     Changes in operating assets and liabilities                                265,895            100,184
                                                                       ------------------------------------

Net cash flows used in operating activities                                  (2,488,203)          (727,983)

INVESTING ACTIVITIES
   Purchases of property and equipment                                         (369,690)          (103,259)
   Purchase of investment                                                             -           (200,000)
   Increases in website development costs                                      (330,736)                 -
                                                                       ------------------------------------
 Net cash flows used in investing activities                                   (700,426)          (303,259)

FINANCING ACTIVITIES
   Re-payments on notes payable                                                 (33,494)                 -
   Net proceeds form short-term notes                                                 -            215,000
   Issuance of common stock for cash, net                                     6,148,674            899,820
                                                                       ------------------------------------
Net cash flows provided by financing activities                               6,115,180          1,114,820
                                                                       ------------------------------------

Increase in cash and cash equivalents                                         2,926,551             83,578

Cash and cash equivalents at beginning of period                              1,458,139                  -
                                                                       ------------------------------------
Cash and cash equivalents at end of period                             $      4,384,690   $         83,578
                                                                       ====================================

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES
Capital lease obligations                                              $        186,367   $              -
                                                                       ====================================
Issuance of common shares for services                                 $        362,500   $              -
                                                                       ====================================
See accompanying notes.

                                                 4

                              EntrePort Corporation
                     Notes to Condensed Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 1999 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

During the three months ended June 30, 2000, the Company emerged from the development stage, as defined in Statement of Financial Standards ("SFAS") No.7.

Certain adjustments recorded in the December 31, 1999 financial statements relate to the nine month period ended September 30, 1999. The Company has restated the September 30, 1999 results of operations in the accompanying financial statements to reflect these adjustments.

2.  COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

3.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and nine month periods ended September 30, 2000 and 1999 because the effect would be anti-dilutive.

4.  FINANCING AGREEMENT

The Company entered into an equipment financing lease agreement with International Business Machines Corporation ("IBM") in May 2000. Principal amount due at September 30, 2000 is $172,873. The term lease payable is due in monthly principal and interest payments of $6,928 through May 2003. Borrowings under the financing agreement are secured by specific equipment, with interest payable at a rate of 18.7%.

5.  COMMON STOCK

The Company raised approximately $3.0 million as a result of a private placement offering during the period August 1999 to January 2000, for which the Company incurred $87,700 in costs related to the offering and issued 50,850 shares of common stock to various placement agents in connection with the private placement (valued at $101,700). These costs have been charged as a reduction to additional paid-in-capital. In January 2000, the Company issued 140,000 shares of common stock at $2.00 to private investors for cash proceeds of $280,000.

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

In September 2000, the Company issued 100,000 shares of common stock valued at $362,500 for financial advisory services related to prospective acquisitions.

6.  STOCK OPTION PLAN

During the nine month period ended September 30, 2000, the Company granted 553,500 stock options to employees, consultants and a board member with vesting periods ranging from immediate to three years. The options are for the purchase of common stock of the Company at prices ranging from $2.00 to $5.00 per share. During the nine month period ended September 30, 2000, the Company recorded compensation expense of $136,801 related to options outstanding to employees and consultants. Options to purchase 630,000 shares of common stock of the Company at prices ranging from $2.00 to $7.00 per share were cancelled during the nine month period ended September 30, 2000. No options have been exercised during the period.

7.  SALE TO METROSPLASH.COM

In March 2000, the Company sold to MetroSplash.com Inc. ("MetroSplash") its ERT1 website in exchange for 100,000 restricted common shares of MetroSplash. The unlaunched ERT1 website was targeted to the African American professional. During the third quarter, MetroSplash was sold to Lycos, Inc., a Delaware Corporation, for $0.99 per share. Pending the completion of the sale, the Company has not recorded a gain on the transaction for the period ending September 30, 2000. The Company subsequently received a partial payment of approximately $55,000 in October 2000 which will be recorded in the fourth quarter.

8.  SUBSEQUENT EVENTS

On October 24, 2000, the Company signed a definitive agreement to acquire University.com, Inc. ("University.com") in a stock-for stock transaction. Pursuant to the merger agreement, the Company will issue 5,677,609 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The Company will also assume certain warrants and options issued by University.com, which upon assumption by the Company will require the Company to issue upon their exercise up to 1,171,019 additional shares of common stock. It is planned that the merger will be accounted for as a purchase transaction. The acquisition is subject to certain closing conditions, including the approval by both the Company's and University.com's stockholders, and is expected to close during the fourth quarter of 2000.

On October 25, 2000, the Company signed a definitive agreement to acquire By Referral Only, Inc. ("By Referral Only") in a stock and cash merger transaction. Pursuant to the merger agreement, the Company will pay the shareholders of By Referral Only $4,000,000 cash and issue to them 2,250,000 shares of the Company's common stock in exchange for all the issued and outstanding securities of By Referral Only. By Referral Only has no outstanding stock options or warrants. It is planned that the merger will be accounted for as a purchase transaction. The acquisition is subject to certain closing conditions, including the Company's receipt of an additional $5,000,000 of capital and the approval by the Company's stockholders. The acquisition is expected to close during the fourth quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         REVENUES

For the three and nine months ended September 30, 2000, revenues were $101,918 and $173,947 compared to $0 and $11,414 for the same periods in fiscal 1999, an increase of $101,918 for the three months and $162,533 or 1,424% for the nine months ended September 30, 2000. The increase for both the three and nine month periods consists of membership revenue as a result of the launch our iSucceed.com website on April 25, 2000 and sponsorship revenue as a result of hosting of real estate seminars during the nine months ended September 30, 2000.

The Company's ability to increase revenue for the remainder of the fiscal year is dependent on increasing subscriber membership and increasing the number of company hosted seminars.

         GROSS PROFIT (LOSS)

Gross profit (loss) on revenues was $(320,654) and $(787,361) for the three and nine months ended September 30, 2000 compared to $0 and $11,414 for the same periods in fiscal 1999, a decrease of $320,654 for the three months and $798,775 or (6,998%) for the nine months ended September 30, 2000. During fiscal 2000, the Company incurred direct costs related to website hosting, depreciation and amortization, website content and seminar hosting that did not occur in fiscal 1999.

         PRODUCT DEVELOPMENT EXPENSE

Product development expenses were $272,889 and $419,754 for the three and nine months ended September 30, 2000 compared to $18,584 and $88,512 for the same periods in fiscal 1999, an increase of $254,305 or 1,368% for the three months and $331,242 or 374% for the nine months ended September 30, 2000. The increase in product development expense was due to an increased effort to complete the development of the Company's iSucceed.com website during the second quarter of fiscal 2000. Current product development efforts are devoted to improving the current iSucceed.com website. The Company expects to increase funding for product development of the current iSucceed.com website and future websites in future periods.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $674,332 and $2,114,372 for the three and nine months ended September 30, 2000 compared to $485,497 and $1,096,092 for the same periods in fiscal 1999, an increase of $188,835 or 39% for the three months and $1,018,280 or 93% for the nine months ended September 30, 2000. The increase in the selling, general and administrative expense was due to build-up of the selling and general and administrative infrastructure during the nine months ended September 30, 2000 that includes selling, customer support, business development, accounting, legal, human resources, information technology and investor relations support functions. Selling and general and administrative expenses are expected to decrease as a percentage of revenues in the near-term due to anticipated increases in revenues.

         INTEREST INCOME

Net interest income was $69,674 and $178,568, or 68% and 103% of revenues, respectively, for the three and nine months ended September 30, 2000 compared to no interest income or expense for the same periods in fiscal 1999. The increase for the three and nine month periods was due primarily to increased investment of proceeds from the two private placements of the Company's common stock that occurred during the period from December 1999 through March 2000.

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

As of September 30, 2000, we had working capital of $4,230,067. Our plan of operations over the next twelve months includes the upgrade and enhancement of our initial Web portal devoted to real estate and the development of other industry specific Web portals. We believe that our current cash balance, as well as expected increases in anticipated revenues, will be sufficient to fund the operations of our real estate Web portal. Additional financing will be required to fund planned acquisitions and development of other industry specific Web portals. The Company is presently in discussions with several institutions regarding financial investing, however as of this date, the Company has not received a commitment to provide additional financing, and there can be no assurances that the Company will receive a commitment to provide additional financing in the future.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this filing, the words "believe," "endeavor," "expect," "anticipate," "estimate," "intends," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's recent commencement of revenue producing operations and lack of significant operating history; the Company's present financial condition and the risks and the availability of additional capital as and when required; the risks and uncertainties concerning the Company's ability to consummate the acquisitions of University.com and By Referral Only; assuming the Company is able to consummate the acquisitions, the risks and uncertainties concerning the Company's ability to successfully integrate the operations of University.com and By Referral Only; the risks and uncertainties concerning technological changes; increased competition; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not a party to any material litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2000, the Company sold and issued the following unregistered securities:


COMMON STOCK

In September 2000, the Company issued 100,000 shares of common stock valued at $362,500 for financial advisory services related to prospective acquisitions.


STOCK OPTIONS

 During the three month period ended September 30, 2000, the Company granted options to employees, consultants and a board member to purchase an aggregate of 87,000 shares of common stock with vesting periods ranging, from two to three years and with exercise prices ranging from $3.25 to $5.00 per share. Options to purchase 150,000 shares of common stock at a price of $4.00 per share were cancelled during the period. No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options. No options have been exercised during the period.

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

                                                   EntrePort Corporation
                                                       (Registrant)


Dated:  November 7, 2000                    By:    /s/ William A. Shue
                                                   -----------------------------
                                                   William A. Shue,
                                                   Chief Executive Officer


Dated:  November 7, 2000                    By:    /s/ Ronald D. Suokko
                                                   -----------------------------
                                                   Ronald D. Suokko,
                                                   Chief Accounting Officer