Form 10KSB
period 2000-12-31
ENTREPORT CORP
filed 2001-03-29
CIK 1092494

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from _______________ to _______________

                         Commission File Number 0-26941

                              ENTREPORT CORPORATION
           (Name of small business issuer as specified in its charter)

                 FLORIDA                                     65-0703923
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                        2790 BUSINESS PARK DRIVE, SUITE B
                             VISTA, CALIFORNIA 92083
          (Address of principal executive offices, including zip code)

   Registrant's telephone number, including area code: (760)597-4800 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                                                               $.01 PAR VALUE
                               -------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes__X__ No_____

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year was $328,430

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,869,084 as of March 27, 2001. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock amounting to 7,870,273 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         As of March 28, 2001, 17,791,001 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference:      None.

         Transitional Small Business Disclosure Format:  No.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         We were incorporated in Florida in 1996, and began our current internet-based business in 1999.

         In March 2000, we completed a private placement offering of our common stock through the Roth Capital Partners Inc., as placement agent. We issued 3,537,500 shares of common stock at $2.00 per share to private investors for net proceeds of approximately $6.1 million. In conjunction with the offering, we issued Roth Capital a five-year warrant to purchase 353,750 shares of our common stock an exercise price is $2.00 per share.

         On January 31, 2001, we acquired University.com, Inc., a Minnesota corporation based in Minneapolis, Minnesota, which is engaged in the business of developing, hosting, managing and providing support for internet training and education portals. The transaction was structured as a merger in which a wholly-owned subsidiary of EntrePort formed specifically for the purposes of the merger was merged with and into University.com. As a result of the merger, University.com became a wholly-owned subsidiary of EntrePort. Under the terms of the agreement, we issued 5,609,778 shares of our common stock to the existing shareholders of University.com in exchange for all of the issued and outstanding shares of common stock of University.com. An additional 1,148,430 shares are issuable upon the exercise of outstanding options and warrants that we assumed from University.com in the merger.

         We entered into a definitive agreement to acquire By Referral Only, Inc., a California corporation based in Oceanside, California, which provides coaching, teleclasses, seminars and business planning for the real estate and mortgage industry. The transaction is structured as a merger of By Referral Only with and into a wholly-owned subsidiary of EntrePort that we formed specifically for the purposes of the merger. If the merger is consummated, By Referral Only will become a wholly-owned subsidiary of EntrePort. Under the terms of the agreement, we will issue 2.25 million shares of our common stock to the existing shareholders of By Referral Only and pay them a total of $4,000,000 in cash in exchange for all of the issued and outstanding shares of common stock of By Referral Only. The closing of the transaction is subject to the satisfaction of customary closing conditions, including our ability to obtain financing. Our current agreement to acquire By Referral Only may be terminated by either party at any time.

BUSINESS OF ISSUER

GENERAL

         We are engaged in the business of developing and operating web sites to provide training, information and services to industry specific groups. In April 2000, we launched our first web site, www.iSucceed.com, which is dedicated to residential real estate agents located in the United States and Canada. According to the National Association of Realtors, there are over 720,000 realtors in the United States alone. As of December 31, 2000, we have entered into agreements with over 150 top real estate agents, speakers and trainers to provide content and training on iSucceed.com at very low cost to us. Going forward, we intend to launch similar web sites for professionals in other industry segments.

         Each of our web sites is intended to provide rich content to specific industry groups, including a broad array of resources and services such as:

         o     live and recorded training        o     search engines

         o     e-mail                            o     on-line shopping

         o     forum                             o     chat rooms

         Some resources and services such as e-mail, forums, search engines, shopping and training will be common to all of our industry sites. However, each site will also contain resources and services tailored to the needs and interests of that site's specific industry group. By adopting this approach, we believe that each site will be more useful to its targeted users than many current sites that seek to attract the public at large.

OUR MARKET

         Our market includes those groups of professionals, independent contractors, sales people and others that are large and cohesive enough to represent a community of business people with similar business goals and needs. These groups include nationwide members of industry segments, such as the approximately 720,000 real estate agents in the United States, or the employees and agents of large national and international sales organizations. All of these industry segments currently spend significant amounts of money on training, information and other goods and services intended to fulfill or further their business needs and goals.

         Our business plan is based on management's collective experience that the members of many industry segments are currently underserved in terms of training and information relating to their industry and job functions. We believe that the primary problem facing industry segments in need of training and content is the ability to access the available training and content on a timely and cost effective basis. Training and content has been traditionally disseminated by way of live sessions and seminars and through the distribution of books, audio and videotapes. However, these traditional methods typically involve relatively high costs to the recipients and fail to ensure the distribution of information on a timely basis.

         Our internal research and analysis suggests that the members of many industry segments are willing to pay for a service that can deliver meaningful training and content on a timely and cost effective basis and that this need presents a significant market opportunity for EntrePort. We also believe that the training and information provided on our web sites will enhance the skills of the subscribers and increase their profit potential.

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

         We intend to address the need for business training and information through the consolidation of proprietary training and content in web sites within industry segments. The internet offers the opportunity to provide certain targeted industry segments with training and information that is broader, more current and more accessible than has previously been available, all at a lower cost to the recipient. By consolidating content and presenting it in web sites, we will be able to offer our customers current training and information that is accessible by them 24 hours a day, seven days a week for a relatively low monthly membership fee.

OUR STRATEGY

         Our objective is to be the premier producer of web sites directed at industry specific audiences. To this end, we intend to position ourselves as a membership driven marketing model capable of generating multiple revenue streams while, at the same time, generating product/services and members at no or little cost to us. In this respect, we believe that we have the ability to offer a financial model unlike many other e-commerce companies. We launched our initial web site in April 2000, but as of December 31, 2000 we have not generated any meaningful revenues from operations. As a result, there can be no assurance that our business model will be successful or that we will be able to generate revenues as planned.

         The key to our strategy is our proposed strategic alliances with industry marketing experts. Many marketing experts derive their revenue from the sale of proprietary marketing products, typically books, audio and videotapes. Marketers, therefore, typically sponsor, at their expense, seminars and other means of paid advertising for purposes of reaching their audience. We will offer these marketers the opportunity to post content, either by way of text, audio or video tape, and sponsor seminars at our sites at no cost to them. Additionally, we will allow the marketers the opportunity to offer their proprietary products for sale at our web store. At the end of each content posting or training segment, the marketers' products will be showcased and members will be directed to our web store where the products will be available for purchase. We do not intend to warehouse the products but will take orders, process credit cards and pass along the order to the respective provider for shipments. We intend to charge the marketer a commission, exclusive of shipping and handling charges, which we believe to be significantly higher than commissions typically received by on-line distributors.

         To date, we have signed agreements with over 150 of the top real estate agents, speakers and trainers in North America, each of whom have agreed to provide us with commissions on all sales of their products through our web store. In choosing real estate agents to provide content on our site, we target agents who we believe to be highly successful. Based on our own research and discussions with industry experts, we believe that most of our agents are among the nation's top 10% in terms of annual sales volume, and many of our agents are among their firm's top ten overall producers. In selecting speakers and trainers, we have targeted persons who are widely recognized as experts in the industry, including, for example, Terri Murphy, who is the Chairman of the National Association of Realtors' Business Technology Forum and the author of two best selling real estate books, and John Tucillo, who is the former Chief Economist for the National Association of Realtors and the author of two best selling real estate books.

         In addition to providing content, we believe that our industry marketing experts will provide access to significant numbers of subscribers at little or no cost to us. We expect that the marketing experts that post content and sponsor or participate in seminars will bring to the site the same marketing audience they have been selling to for years. Our primary marketing objective will be to bring content to the public via live seminars thereby capitalizing on each marketer's experience and ability to sign up a predictable amount of members at the end of each seminar.

         In summary, we believe that our business model offers the following potential benefits and advantages:

         o access to leading edge content from recognized marketing experts at no our little cost to us;

         o access to the clients and followers of the marketing experts, thereby creating an immediate significant base of potential paying subscribers at little or no cost to us;

         o allowing members and visitors to develop a relationship with the marketing experts, thereby increasing loyalty, retention and product sales; and

         o creation of a deep content library deliverable on demand to members.

OUR PRODUCTS AND SERVICES

         We intend to develop web sites that will offer general information, communication tools, training and other goods and services to members of certain industry specific internet communities. These web sites will be accessible by the general public, however, only established subscribers or registered visitors will be permitted to use our sites as the case may be.

         Our web sites will be accessible by a minimum hardware configuration consisting of a 486 personal computer with Windows `95 or greater, with 16 megabytes of RAM, 20 megabytes of free hard disk space, a 14,400 modem and an internet connection. All services will be provided in a Windows-based menu driven format with "point and click" interactivity. Persons who wish to use our web sites will be able to subscribe over the internet by completing an application available at the web site, opening an account and making a deposit with us via credit card.

         Our sites will provide rich content to specific industry groups. Each site will offer a broad array of resources and services such as e-mail, forums, search engines, and on-line shopping as well as both live and recorded training. Some resources and services such as e-mail, forums, search engines, shopping and training will be common to all sites. However, each site will also contain resources and services tailored to the needs and interests of the particular industry group for that site. By adopting this approach, we believe that each site will be of more utility to its targeted users than are the majority of current sites which seek to attract the public at large.

         OUR REAL ESTATE SITE. Our first web site is located at www.iSucceed.com and is aimed at real estate professionals in the United States and Canada. According to the National Association of Realtors there are over 720,000 realtors in the United States alone. The U.S. Census Bureau estimates that in 1998, this industry employed 1,231,471 people and generated over $141 billion in revenue.

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

Our real estate site includes the following content:

         o     listing for profit                o     agent referrals

         o     profiting on "for sale by owners" o     zero cost programs

         o     target marketing systems          o     customer service

         o     pre-list packaging                o     referrals to home buyers

         o     virtual home tours                o     continuing education

         o     pricing strategies

         We have entered into an exclusive agreement with Dearborn Financial Publishing, Inc., who is a nationally recognized provider of continuing education programs in the real estate industry. Under the terms of this agreement, our members have access to Dearborn's online continuing real estate education courses. By clicking on a link on the iSucceed.com web page, our members will be taken to a page maintained by Dearborn but branded with the iSucceed.com name. Dearborn has agreed that it will not grant any other party the right to use its online real estate continuing education programs. In consideration for the right to access its programs, we have agreed to pay Dearborn the greater of $2.50 per iSucceed.com subscriber or a minimum fee which gradually increases from $30,000 to $56,250 per month over the course of the next 29 months. Our contract with Dearborn initially lasts for three years and is automatically renewable for additional one year terms unless either party elects not to renew the contract.

         OUR FINANCIAL SERVICES SITE. Our next website will be aimed at the insurance and securities professionals in the United States and Canada. Our primary product will be on-line corporate and performance-based training delivered through our existing "just-in-time" platform combined with the "Learning Service Provider" platform that we plan to develop with University.com. We will also offer continuing education accredited courses targeted at the financial services industry. A primary focus will be corporate training to the highly motivated self-employed, independent contractor and partially commissioned employees who want to make more money and be more successful. We have begun developing the financial services website and expect to launch it in the third quarter 2001.

         FUTURE SITE POSSIBILITIES. We intend to replicate our iSucceed.com site for additional industry specific groups that are large and cohesive enough to support an internet community. Some of the industry groups we are currently considering are legal, accounting and healthcare, and we intend to examine other groups in the future. As of December 31, 2000, however, we have not commenced the development of any specific industry sites other than our real estate and financial services site.

         We are currently working with a team of marketing experts whose job is to develop additional sites, including the development of a database of programming ideas and the retention of recognized industry talent to provide content and members. Our goal is to become the leading on-line, industry specific site service.

MARKETING

         As noted above, we intend to market our web sites primarily through proposed strategic alliances with industry marketing experts. We also intend to market our products and services through a combination of on-line and off-line advertising, including traditional industry print, targeted direct mail, telemarketing, such as telephone, fax and e-mail, and through the visibility created by the seminars hosted or sponsored by us.

         To date, our marketing efforts have consisted of organizing, sponsoring and promoting seminars in various locations throughout the United States and Canada. These seminars feature one or two speakers who are known experts in the real estate field and are generally attended by approximately 250 members of the real estate industry. We promote the iSucceed.com site during the course of the seminar and offer attendees the opportunity to subscribe to iSucceed.com on the spot. We market these seminars through a combination of targeted direct mail, fax and emails and by contacting real estate agents directly. As of December 31, 2000, we have conducted approximately 50 such seminars, and we expect to hold approximately 80 more within the next 12 months.

         We have also entered into marketing alliances with Countrywide Home Loans, Inc., one of the nation's largest providers of home mortgage loans, and Internet Pictures Corporation, a provider of virtual home tour services to the real estate industry. Under our agreement with Countrywide, we will each provide links on our web sites to the section of the other's web site that is dedicated to real estate professionals. In addition, Countrywide and EntrePort will each offer discounted subscriptions and/or services to persons who link to one of our sites from the other. Under our agreement with Internet Pictures Corp., Internet Pictures Corp. will promote iSucceed.com to the agents and brokers who use its virtual home tours services and will include iSucceed.com in certain of its print and online advertising and marketing materials. In return, we have agreed to include Internet Pictures Corp. in certain of our advertising and marketing materials, provide limited free trials to subscribers who are referred to us by Internet Pictures Corp., and provide Internet Pictures Corp. with space at our real estate seminars. In addition, we will each provide links to the other's site on our respective web sites.

         In the future, we intend to develop an in-house staff of sales and marketing professionals to market and promote our products directly to large corporations and industry groups in our target markets. We may also pursue alternative distribution channels such as independent third party sales agents and resellers who will promote and sell our sites in exchange for commissions. By using a combination of direct sales techniques, in house sales and marketing professionals and alternative distribution channels, we believe that we will be able to more rapidly access markets and increase revenue-producing traffic on our web sites.

COMPETITION

         The market for members, visitors and internet advertising is new and rapidly evolving, and competition for members, visitors and advertisers is intense and is expected to increase significantly in the future. Barriers to entry are relatively low. We believe that the principal competitive factors for companies seeking to create communities on the internet are critical mass, functionality, brand recognition, member affinity and loyalty, broad demographic focus and open access to visitors.

         Direct competition for our iSucceed.com web site includes Learning.net, which offers online real estate, legal and accounting training. Other companies with whom we will compete, although indirectly, are companies who are primarily focused on creating broader web-based communities such as Digitalthink, Learn2.com, Skillsoft and SabaSoftware. We will likely also face competition in the future from web directories, search engines, software archives, content sites, commercial on-line services, sites maintained by internet service providers ("ISPs") and other entities that look to establish communities on the internet by developing their own or purchasing one of our competitors. In addition, we could face competition in the future from traditional media companies, a number of which, including Disney, CBS and NBC, have recently made significant acquisitions of or investments in internet companies. Further, there can be no assurance that our competitors and potential competitors will not develop communities that are equal or superior to or that achieve greater market acceptance than ours.

         We also compete for visitors with many internet content providers and internet service providers, including web directories, search engines, shareware archives, content sites, commercial on-line services and sites maintained by ISPs, as well as thousands of internet sites operated by individuals and government and educational institutions. These competitors include free information, search and content sites or services, such as CNET, CNN/Time Warner, Excite, Infoseek, Lycos, Netscape, Microsoft and Yahoo!.

         In addition to online competitors, we face competition from as well as traditional forms of media such as newspapers, magazines, radio and television, for advertisers and advertising revenue. We believe that the principal competitive factors in attracting advertisers include the amount of traffic on our web site, brand recognition, customer service, the demographics of our members and viewers, or ability to offer targeted audiences and the overall cost-effectiveness of the advertising medium offered by us. We believe that the number of internet companies relying on web-based advertising revenue will increase greatly in the future. Accordingly, we will likely face increased competition, resulting in increased pricing pressures on our advertising rates which could in turn have a material adverse effect on our business, results of operations and financial condition.

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

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We regard our technology as propriety and attempt to protect it by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We currently have no patents or patents pending and do not anticipate that patents will become a significant part of our intellectual property in the foreseeable future. We generally enter into confidentiality or license agreements with our employees and consultants, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We intend to pursue the registration of our service marks in the United States and internationally, and have applied for the registration in the United States for the service mark "EntrePort." Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the internet, and policing unauthorized use of our proprietary information will be difficult.

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

TECHNOLOGICAL SUPPORT

         We currently have twelve employees on our information technology staff. Typically, we handle ongoing support and maintenance of our web sites in-house, but we look to outside consultants from time to time for certain web design and software development tasks.

         We intend to provide a high level of customer support to our customer base. We intend to provide technical and customer service support via our corporate e-mail, 24 hours a day, seven days a week. In addition to the support channel, we intend to provide for instant messaging and support chat rooms. To assist in providing quality and responsive support, we intend to develop or acquire software programs that record, acknowledge, route, queue, and generate reports on e-mail.

EMPLOYEES

         As of March 27, 2001, we employed 42 people on a full-time basis, and none of a part-time basis. None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         EntrePort makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives of EntrePort to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of EntrePort. For such statements, EntrePort claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of EntrePort speaks only as of the date on which such statement is made. EntrePort's forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. EntrePort does not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause EntrePort's future results to differ materially from historical results or trends, results anticipated or planned by EntrePort, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of EntrePort.

         In addition to other matters identified or described by EntrePort from time to time in filings with the SEC, there are several important factors that could cause EntrePort's future results to differ materially from historical results or trends, results anticipated or planned by EntrePort, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of EntrePort. Some of these important factors, but not necessarily all important factors, include the following:

         WE HAVE GENERATED NET LOSSES SINCE INCEPTION WHICH MAY CONTINUE FOR THE FORESEEABLE FUTURE AS WE TRY TO GROW OUR BUSINESS. We were founded in 1996 but we began our current Internet-based business in March 1999. Our activities to date have consisted primarily of market analysis and development of our initial web sites, the first of which we launched in April 2000. As of the date of this annual report, we have not generated any meaningful revenues. Since inception, we have generated revenues of only $340,000 and incurred a cumulative loss of $6,825,584. We expect to continue incurring operating losses until we are able to derive meaningful revenues from our web sites. If we do not generate sufficient revenues or become profitable within a time frame expected by investors, the market price of our common stock will likely decline. Even if we do achieve profitability, we may not be able to sustain or increase profitability in the future. As a new company, we are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet-related products and services. Any unanticipated expenses, problems, or technical difficulties may result in material delays both in the completion of our web sites and in offering our services to the market.

         WE HAVE LIMITED SOURCES OF FINANCING AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL CAPITAL WE MAY NOT BE ABLE TO PURSUE OUR GROWTH STRATEGY, WHICH COULD DEPRESS OUR STOCK PRICE AND ULTIMATELY CAUSE US TO CEASE OUR OPERATIONS. We had $1,420,154 of working capital as of December 31, 2000. If our revenues do not grow as expected, we believe that our current cash balance will be sufficient to fund our operations through May of 2001. We believe that we will require significant additional capital in order to fund the development and launch of our future web sites. If we are unable to obtain additional financing in sufficient amounts or on acceptable terms, our operating results and prospects could be adversely affected.

         OUR BUSINESS MODEL IS NEW AND HAS NOT BEEN PROVEN BY US OR ANYONE ELSE AND IF OUR BUSINESS FAILS TO GAIN COMMERCIAL ACCEPTANCE WE WILL BE UNABLE TO GENERATE SUFFICIENT REVENUES TO ACHIEVE PROFITABILITY. We have not commenced commercial operations based on our business model and, to our knowledge, no other business has engaged in operations primarily devoted to offering information, communication tools, training and other goods and services to members of industry specific Internet communities. Although we believe that the uniqueness of our business model offers advantages, it is untried and unproven so we have no assurances of consumer acceptance or market success. While there are certain businesses engaged primarily in the business of developing communities of personalized web sites, these businesses are not as target specific as we are, thus their success may not be an indicator of our potential success.

         OUR ACQUISITIONS OF UNIVERSITY.COM, INC., AND IF CONSUMMATED, BY REFERRAL ONLY, INC. WILL CAUSE US TO INCUR SIGNIFICANT AMOUNTS OF GOODWILL AND INTANGIBLE ASSETS, WHICH WILL REDUCE OUR FUTURE NET INCOME. Our acquisitions of University.com and, if consummated, By Referral Only will be accounted for under the purchase method of accounting, which means that we will be required to record the fair value of the assets of By Referral Only and University.com, less their liabilities. The difference between the purchase price we will pay for these companies and the difference between their assets and liabilities will be recorded by us as goodwill. As a result of these acquisitions, we expect to incur goodwill and intangible assets totaling approximately $12.1 million which we will be required to amortize as part of our operational expenses over the next five years. Although amortization of goodwill is a non-cash expense, and will not negatively affect our cash flow from operations, it will result in a significant reduction of our net income over the next five years and may cause us to have a net loss in some or all of those years. This reduction in our net income may have a negative effect on the price of our common stock.

         FUTURE ACQUISITIONS OF COMPANIES OR TECHNOLOGIES MAY RESULT IN DISRUPTION TO OUR BUSINESS AND DIVERSION OF MANAGEMENT ATTENTION WHICH COULD IMPAIR OUR RELATIONSHIPS WITH EMPLOYEES, CUSTOMERS AND STRATEGIC PARTNERS AND NEGATIVELY AFFECT OUR OPERATING RESULTS IN FUTURE YEARS. A key component of our business strategy is to apply our business model to other industries in addition to the real estate industry. To implement our strategy, we may acquire other companies in addition to By Referral Only and University.com. For each acquisition, we will be required to assimilate the operations, products and personnel of the acquired business and train, retain and motivate its key personnel. We may be unable to maintain uniform standards, controls, procedures and policies if we fail in these efforts. Similarly, acquisitions may subject us to liabilities and risks that are not known or identifiable at the time of the acquisition or may cause disruptions in our operations and divert management's attention from day-to-day operations, which could impair our relationships with our current employees, customers and strategic partners. We may have to incur debt or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be substantially dilutive to our shareholders. In addition, our profitability may suffer because of acquisition related costs or amortization costs for acquired goodwill and other intangible assets. We do not currently have agreements or understandings to acquire any other companies.

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

         WE ARE DEPENDENT UPON OUR KEY PERSONNEL. Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly David D'Arcangelo and William Shue. We currently have three year employment agreements in place with Messrs. D'Arcangelo and Shue. We do not currently have "key person" life insurance for our key personnel. Our performance will also depend upon our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, merchandising, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         WE ARE SUBJECT TO RISKS ASSOCIATED WITH DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT. Our success will depend in large part on continued growth in, and the use of, the Internet. There are critical issues concerning the commercial use of the Internet which remain unresolved. The issues concerning the commercial use of the Internet that we expect to effect the development of the market for our products and services include:

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

ITEM 2. PROPERTIES

         Our executive offices are located in Vista, California and consist of 20,000 square feet of office space. We lease this space pursuant to a three-year lease expiring on July 1, 2003, at the rate of $13,512 per month. Our wholly-owned subsidiary, University.com, maintains 11,000 square feet of office space in Minneapolis, Minnesota pursuant to two leases, a three-year lease expiring on February 28, 2004, and a five-year lease expiring on October 1, 2004, at a combined rate of $9,085 per month subject to annual increases. We believe there is an adequate supply of suitable office space available for lease on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         A special meeting of the shareholders of EntrePort was held on Tuesday, January 23, 2001, at 3:00 p.m., California time, at our offices in Vista, California, for the following purposes:

                  1. To approve and adopt the Agreement and Plan of Merger, dated October 24, 2000, as amended on October 25, 2000, among EntrePort, University Merger Corp., a Minnesota corporation and a wholly-owned subsidiary of EntrePort, and University.com, Inc., a Minnesota corporation. The agreement provides for the issuance of 5,609,788 shares of EntrePort common stock in connection with EntrePort's acquisition of University.com.

                  2. To authorize the issuance of EntrePort common stock or securities convertible into common stock at any time prior to December 31, 2001 in one or more private placement transactions in which the aggregate number of shares issued equals or exceeds 20% of the common stock outstanding as of the date of the special meeting and at a purchase price less than the greater of the book value or market value of the common stock.

         The results of the voting were as follows:

                                For              Against            Abstain
                                ---              -------            -------
         Proposal 1:         6,991,927            5,100              50,000

         Proposal 2:         6,926,927            57,600             62,500

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the American Stock Exchange under the symbol "ENP" since June 16, 2000. Prior to that date, our common stock traded on the OTC Bulletin Board under the symbol "ERTE." The following table shows the high and low bid prices for our common stock since the inception of trading in February 1999 through June 15, 2000 as reported by the OTC Bulletin Board and the high and low sale prices since June 16, 2000 as reported by the American Stock Exchange. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

1999 (OTC Bulletin Board)                      High Bid                Low Bid
--------------------------------------------------------------------------------
First quarter (from February 16, 1999)         $   2.25                $    .06
Second quarter                                     5.25                    1.00
Third quarter                                      7.75                    1.75
Fourth quarter                                     6.94                    1.75

2000 (OTC Bulletin Board)
--------------------------------------------------------------------------------
First quarter                                   $ 10.38                $   4.50
Second quarter (through June 15, 2000)             8.63                    3.00

2000 (American Stock Exchange)                 High Sale               Low Sale
--------------------------------------------------------------------------------
Second Quarter (from June 16, 2000)            $   4.25                $   3.00
Third Quarter                                      4.94                    2.75
Fourth Quarter                                     4.37                    0.50

         As of December 31, 2000, we had approximately 151 record holders of our common stock.

         We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. We anticipate that earnings, if any, will be retained for the operation of our business.

         In the last fiscal year, we sold and issued the following unregistered securities:

         In January 2000, we issued 140,290 shares of Common Stock to three parties, at a price of $2.00 per share in connection with our 1999 private placement offering and issued 43,850 shares of Common Stock to selling agents valued at $2.00 per share.

         In January 2000, we issued a total of 5,000 shares of Common Stock to a creditor in consideration for loan extensions. The value of the consideration received by the Company for the issuance of these shares was $2.00 per share.

         During 2000, we issued to nine third-party consultants and vendors, warrants and options to purchase a total of 368,000 shares of Common Stock. Of these grants, options to purchase 197,000 shares were cancelled without being exercised. We also cancelled, without exercise, options to purchase 40,000 shares issued to two consultants during 1999. Also during this period we issued to three directors options to purchase a total of 220,000 shares under our 1999 Stock Option Plan.

         In January 2000, we issued options to 1,000 shares of Common Stock to each of eleven members of our advisory board in consideration for services rendered. All these options were cancelled during 2000 without being exercised.

         In February 2000, we issued 25,000 shares of Common Stock to an employee. The value of the consideration received by the Company for the issuance of these shares was $2.00 per share.

         During 2000, we issued to fourteen employees options to purchase a total of 464,000 shares of Common Stock under our 1999 Stock Option Plan. Of these option grants, options to purchase 251,500 shares were cancelled without being exercised. We also cancelled 470,000 options without being exercised for options issued to two employees during 1999.

         In February and March 2000, the Company conducted a private placement of 3,525,000 shares of Common Stock to approximately 70 parties at a price of $2.00 per share. Roth Capital Partners, Inc. acted as placement agent. As part of its compensation for acting as placement agent, we granted to Roth Capital Partners a common stock purchase warrant entitling the holder to purchase 377,500 shares of common stock at an exercise price of $2.00 per share.

         In March 2000, we issued 7,000 shares of Common Stock to a consultant in consideration for content development services. The value of the consideration received by the Company for the issuance of these shares was $2.00 per share.

         In June 2000, we issued 100 shares of Common Stock to a consultant in consideration for content development services. The value of the consideration received by the Company for the issuance of these shares was $2.69 per share.

         In October 2000, we issued 100,000 shares of Common Stock for deposit into an escrow account pending the closing of our acquisition of By Referral Only, Inc., at which time the shares will be released to the shareholders of By Referral Only, Inc. along with the balance of the merger consideration in exchange for all of the outstanding capital stock of By Referral Only. The value of the consideration received by the Company for the issuance of these shares was $.6875 per share.

         In December 2000, we issued 100,000 shares of Common Stock to a consultant in consideration for acquisition advisory services. The value of the consideration received by the Company for the issuance of these shares was $.5625 per share.

SELECTED HISTORICAL FINANCIAL DATA

         The selected historical financial data set below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                                 Years ended December 31,
                                                  ------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                             2000             1999              1998
                                                  ------------------------------------------------------
Revenues, net.................................    $      328,483    $       11,911                    -
Costs and expenses:
   Cost of revenues...........................         1,524,346                 -                    -
   Engineering and product development........           559,586            97,579                    -
   Selling and marketing......................         1,002,096           110,320                    -
   General and administrative.................         2,050,842         1,686,670                  800
                                                  ------------------------------------------------------
      Total costs and expenses................         5,136,870         1,894,569                  800
                                                  ------------------------------------------------------
Loss from operations..........................        (4,808,387)       (1,882,658)                (800)
Net loss......................................    $   (4,927,947)   $   (1,891,812)   $            (800)
Net loss per share (basic and diluted)(1).....    $         (.46)   $         (.31)   $               -
Weighted average common shares
   outstanding - (basic and diluted) (1)......        10,726,301         6,068,605            5,025,000


                                                                                 December 31,
BALANCE SHEET DATA:                                                         2000              1999
                                                                    ------------------------------------
Cash and cash equivalents.......................................... $    2,780,402    $       1,458,139
Working capital....................................................      1,420,154            1,185,869
Total assets.......................................................      5,062,742            2,433,618
Long term portion of capital lease obligation......................        120,893                    -
Total stockholders' equity.........................................      3,562,489            1,955,951

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         We design, build, implement, host and manage on-line and off-line continuing education and performance enhancement communities for use by professionals in selected industries. To date, our activities have focused on providing these services to companies and professionals in the real estate industry. We intend to generate revenue through:

         o        membership fees charged to subscribers to our web sites;

         o        off-line performance enhancement seminars;

         o        license fees for our proprietary learning management system;

         o        fees charged for system hosting and management;

         o advertising income from third party advertisers at our web site;

         o commissions earned on the sale of products through our web store; and

         o fees derived from seminars, training and speeches provided through our web site.

         Our business activities from inception through approximately April 2000 consisted of market analysis for potential web sites, including in-house beta testing of several industry specific web sites for which we have received approximately $22,000 in cumulative revenues through December 31, 2000. In addition, for the year ended December 31, 2000 we generated approximately $122,000 in revenues from sponsorship fees in connection with the marketing seminars. In April 2000, we launched our initial learning platform devoted to residential real estate, for which we have generated approximately $196,000 for the year ended December 31, 2000. Since April 2000, our business activities have included:

         o the marketing of our real estate site learning platform through approximately 49 seminars to promote the site as of December 31, 2000;

         o the development of certain strategic relationships with third parties for purposes of procuring content and marketing support;

         o continuing market analysis of additional web sites devoted to other professional and industry groups; and

         o        expansion of our in-house technology capabilities.

         We completed our acquisition of University.com, Inc on January 31, 2001. University.com is principally engaged in the business of developing, hosting, managing and providing support for training and education learning platforms. The merger will provide us with the content and the technical and marketing support to pursue agreements to provide on-line and offline training and education services to real estate franchisees.

         We have executed contracts with Cendant Corporation (covering Century 21, Coldwell Banker, and ERA), RE/MAX International, Inc., Prudential Real Estate Affiliates, Inc., Royal LePage Commercial, Inc. (on-line only) and Harcourt Real Estate (on-line only) to provide exclusive and non-exclusive on-line and off-line services to their approximately 368,000 licensed real estate professionals located in the United States, Canada, Australia and New Zealand. Our services are provided through a combination of private-label web sites, our own web site and off-line classroom seminars.

         On October 25, 2000, we signed a definitive agreement to acquire By Referral Only, Inc. By Referral Only is principally a training institute, teaching realtors and mortgage professionals how to build a referral-based business. Realtors and mortgage lenders attend "Main Event" seminars nationwide. "Main Event", attendees are given the opportunity to sign up for a minimum of one year in the "Coaching Club," where continuing education is made available through quarterly meetings, conference calls and other training materials and tools. If consummated, the acquisition By Referral Only will provide us with a broader, more extensive product offering for the real estate and mortgage professional. Our agreement to acquire By Referral Only may be terminated by either party at any time.

         We have financed our activities to date through sales of securities. >From March through May 1999, we conducted a private placement sale of convertible notes for gross proceeds of $695,000. The principal amount of the notes were convertible into shares of common stock at rates of $2.00 to $3.00 per share. In June 1999, all $695,000 in principal was converted into a total of 267,500 shares of common stock. During the period from August to January 2000, we conducted a private placement sale of 1,524,430 shares of common stock at $2.00 per share for gross proceeds of $3,048,860. During February and March 2000, we conducted a private placement sale of 3,525,000 shares of common stock at $2.00 per share for gross proceeds of $7,050,000, which resulted in net proceeds of approximately $5,802,000 after deduction of offering expenses.

PLAN OF OPERATION

         Over the next 12 months, we intend to continue the development and marketing of our learning platform and commence development of our financial services site and other industry specific web sites. The continued development is contingent upon obtaining additional financing. If we are successful in obtaining additional financing, we expect to spend approximately $2.0 million on product development activities. We also plan to devote significant efforts to integrating our recent acquisition of University.com and our planned acquisition of By Referral Only. We do not expect to incur significant integration costs relating to these acquisitions.

         As of December 31, 2000, we had working capital of $1,420,154, which we believe will be sufficient to fund our operations through May 2001. We believe that we will need significant additional working capital during the second half of fiscal 2001 to fund our operations and pursue additional acquisitions and development of other industry specific web portals. We plan to raise $10 million to $20 million in 2001 through the sale of our securities to pursue our growth strategy. There can be no assurance that we will be able to obtain sufficient additional capital in a timely manner. These conditions raise substantial doubt about our ability to continue as a going concern.

         Our plan of operations for the next twelve months is to generate membership through our current and future strategic relationships with third parties for marketing support, on-line and off-line advertising, including traditional industry print, targeted direct mail and telemarketing, and through the visibility created by our seminars. We also plan to generate membership through corporate clients of our wholly-owned subsidiary, University.com. We also plan to offer a premium membership coaching program if we are able to consummate our planned acquisition of By Referral Only. If the acquisition is completed, By Referral Only will also add a current membership base that generated approximately $11 million of revenue during the twelve months ended December 31, 2000. We also plan to generate synergies and cost savings as a result of a relocating the By Referral Only operations into the EntrePort Vista facilities. There can be no assurances that we will be able to generate membership as planned.

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

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS

         Set forth below are the directors and officers of EntrePort.

         NAME                      AGE               POSITION
         ----                      ---               --------

         David J. D'Arcangelo       45      Chairman of the Board

         William A. Shue            44      President, Chief Executive Officer,
                                            Chief Financial Officer and Director

         Tony Acone                 57      Director

         Scott Lucas                41      Director

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

         Mr. Shue has served as our President, Chief Executive Officer, Chief Financial Officer, Secretary and as a director since April 17, 1999. >From 1994 to 1999, Mr. Shue served as an independent consultant to the seminar production industry. Mr. Shue was a co-founder of Caribiner International, Inc., a NYSE-listed business communications company, and served as President of Caribiner International from 1986 to 1993. Mr. Shue has an MBA in Finance from the University of Houston.

         Mr. Acone has served as a director since November 1999. Mr. Acone was a co-founder of Prime Ticket Sports Network and served as President of that company from 1985 to 1989 and Assistant to the Chairman from 1989 to 1994, at which time Prime Ticket was sold to Fox Sports Television Network. Mr. Acone has been a private investor since 1994.

         Mr. Lucas has served as a director since April 2000. Mr. Lucas has served as the Chairman and Chief Executive Officer of YourPut.com, a private information management company, since 1997. From 1995 to 1997, Mr. Lucas was Chief Equity Officer for AIM Capital Management, Houston, Texas, where he held senior fiduciary duties for 30 mutual funds containing nearly $90 billion in assets. Prior to AIM, Mr. Lucas was Vice President at Goldman Sachs & Co., New York, where he was responsible for marketing and strategy for Equity Derivatives and Program Trading for the Western U.S. and Canada.

WEB PORTAL ADVISORY BOARDS

         Our real estate advisory board is made up of 15 persons and includes top producing and highly recognized real estate agents and influential corporate representatives from real estate software companies, mortgage brokers and title companies.

SECTION 16 (a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998.

                                       ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                         ---------------------------------------------    ----------------------------------------
                                                                                         COMMON SHARES       ALL
                                                                          RESTRICTED       UNDERLYING       OTHER
                                                          OTHER ANNUAL       STOCK      OPTIONS GRANTED    COMPEN
   NAME AND POSITION       YEAR     SALARY      BONUS     COMPENSATION    AWARDS ($)       (# SHARES)      -SATION
   -----------------       ----    ---------    -----     ------------    ----------       ----------      -------
David J. D'Arcangelo,      2000    $100,000       -0-              -0-           -0-              -0-          -0-
Chairman                   1999    $ 70,833       -0-              -0-           -0-          50,000           -0-
                           1998    $      0       -0-              -0-           -0-              -0-          -0-

William A. Shue,           2000    $100,000       -0-              -0-           -0-              -0-          -0-
President                  1999    $ 62,500       -0-              -0-           -0-         300,000           -0-
                           1998    $      0       -0-              -0-           -0-              -0-          -0-


         The following table sets forth grant of stock options during the fiscal year ended December 31, 2000 to each of the Named Executive Officers:

                                                 OPTION/SAR GRANTS IN 2000 FISCAL YEAR
                                                           INDIVIDUAL GRANTS
                       -----------------------------------------------------------------------------------
                           NUMBER OF
                           SECURITIES
                           UNDERLYING      % OF TOTAL OPTIONS/SARS
                          OPTIONS/SARS     GRANTED TO EMPLOYEES IN       EXERCISE OR
   NAME                    GRANTED (1)            FISCAL YEAR          BASE PRICE ($/SH)   EXPIRATION DATE
--------------------   -----------------   ------------------------    -----------------   ---------------
David J. D'Arcangelo             50,000               0%                    $1.00           April 1, 2004

William Shue                    300,000               0%                    $1.00           April 1, 2004

         (1) Options were fully vested on the date of grant.  No options have been exercised.

                                                       21

         EMPLOYMENT AGREEMENTS. We have entered into employment agreements with the Chairman of our Board of Directors, Mr. David D'Arcangelo, and our Chief Executive Officer, Mr. William Shue. Pursuant to their agreements, Mr. D'Arcangelo and Mr. Shue are required to devote their entire business time to the affairs of the company. We currently pay both Mr. D'Arcangelo and Mr. Shue a salary of $8,333.34 per month. However, the terms of Mr. D'Arcangelo's and Mr. Shue's employment agreements provide that their salaries will be increased at such time as we have either raised sufficient capital to do so or our profits so warrant, as determined by Mr. D'Arcangelo or Mr. Shue, as the case may be, in their discretion. At such time, their salaries will be increased to levels that are comparable to executives of equivalent positions in similar public companies, but with a minimum of $200,000 per year plus car allowance. Mr. D'Arcangelo's employment agreement expires on April 1, 2002 and Mr. Shue's employment agreement expires on April 18, 2002. Both agreements are subject to automatic one year extensions unless either party chooses not to renew within 90 days of the expiration of the current term.

         COMPENSATION OF DIRECTORS. All of our directors receive reimbursement for out-of-pocket expenses for attending Board of Directors meetings. We intend to appoint additional members to the Board of Directors, including outside or non-officer members to the board. Any outside directors may receive an attendance fee for each meeting of the Board of Directors. From time to time we may engage certain members of the Board of Directors to perform services on behalf of the Company and compensate such persons for the services which they perform.

STOCK OPTION PLAN

         In 1999, we adopted a Stock Option Plan permitting us to grant options to employees, directors, consultants and independent contractors. The purpose of the plan is to allow us to attract and retain such persons and to compensate them in a way that links their financial interests with the interests of our shareholders. Awards under the plan may take the form of incentive stock options or non-qualified stock options. A total of 4,000,000 shares may be issued pursuant to the plan. As of December 31, 2000, we had granted options to purchase approximately 2,733,000 shares of our common stock, and have cancelled 1,469,500.

         Our stock option plan is administered by our a committee appointed by our board of directors or, in the absence of such a committee, by the entire board. The committee has, subject to specified limitations, full authority to grant options and establish the terms and conditions of vesting and exercise. The exercise price of incentive stock options granted under the plan is required to be no less than the fair market value of our common stock on the date of grant (110% in the case of a greater than 10% stockholder).

         The committee may grant options for terms of up to 10 years, or 5 years in the case of incentive stock options granted to greater than 10% stockholders. No optionee may be granted incentive stock options such that the fair market value of the options which first become exercisable in any one calendar year exceeds $100,000. If an optionee ceases to be employed by us or ceases to have a relationship with us, his or her options will expire one year after termination by reason of death or permanent disability, thirty days after termination for cause and three months after termination for any other reason.

         Subject to the foregoing, the committee has broad discretion to set the terms and conditions applicable to options granted under the plan. The committee may discontinue or suspend option grants under the plan, or amend or terminate the plan entirely, at any time. With the consent of an optionee, the committee may also make such modification of the terms and conditions of such optionee's option as the committee shall deem advisable. However, the committee has no authority to make any amendment or modification to the plan or any outstanding option which would:

         o increase the maximum number of shares which may be purchased pursuant to options granted under the stock option plan, either in the aggregate or by an optionee, except in connection with certain antidilution adjustments;

         o change the designation of the class of employees eligible to receive qualified options;

         o extend the term of the stock option plan or the maximum option period thereunder;

         o decrease the minimum qualified option price or permit reductions of the price at which shares may be purchased for qualified options granted under the stock option plan, except in connection with certain antidilution adjustments; or

         o cause qualified stock options issued under the stock option plan to fail to meet the requirements of incentive stock options under Section 422 of the Internal Revenue Code.

         Any such amendment or modification shall be effective immediately, subject to stockholder approval thereof within 12 months before or after the effective date. No option may be granted during any suspension or after termination of the plan.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2001 by:

         o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

         o        each of our directors and executive officers; and

         o        all of our directors and executive officers as a group.

                                           NUMBER OF SHARES
                NAME AND ADDRESS          BENEFICIALLY OWNED    PERCENTAGE OWNED
                ----------------          ------------------    ----------------
David J. D'Arcangelo....................       2,673,334            14.6%
William A. Shue.........................       1,500,000             8.1%
Tony Acone..............................         125,000             0.7%
Scott Lucas.............................         170,000             0.9%
Bruce Peterson
  800 Washington Ave. N.
  Suite 508
  Minneapolis, MN 55401.................       2,318,094            12.7%
Wyncrest Capital Inc.
  800 Nicollet Mall
  Suite 2690
  Minneapolis, MN 55402.................       1,553,845             8.5%
All directors and officers as a group...       4,468,334            24.5%

         Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include the following shares that are subject to options that are immediately exercisable or exercisable within 60 days from March 27, 2001:

         o        50,000 shares subject to options held by Mr. D'Arcangelo;

         o        300,000 shares subject to options held by Mr. Shue;

         o        100,000 shares subject to options held by Mr. Acone; and

         o        20,000 shares subject to options held by Mr. Lucas.

         The number of shares and the percentage beneficially owned by all officers and directors as a group includes a total of 470,000 shares subject to options that are immediately exercisable or exercisable within 60 days from December 31, 2000. The address for Mr. D'Arcangelo, Mr. Shue, Mr. Acone and Mr. Lucas is 2790 Business Park Drive, Suite B, Vista, California 98083.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with our organization in October 1996, we issued 5,000,000 common shares to our founder, Mr. Eric Littman, at a price of $.001 per share. In February 1999, we hired Mr. David D'Arcangelo, currently our Chairman of the Board, to develop our current web business. At that time, Mr. Littman canceled, for no consideration, 4,410,000 shares of common stock and resigned from all positions with the company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.
         ---------

Exhibit No.                Description
-----------                -----------

3.1      Articles of Incorporation (1)
3.2      Articles of Amendment to Articles of Incorporation dated March 24, 1999
         (1)
3.3      Amended and Restated Bylaws (3)
4.1      Specimen of Common Stock Certificate (1)
10.1     EntrePort Corporation 1999 Stock Option Plan (1)
10.2     Securities Purchase Agreement with MetroSplash.com, Inc. (2)
10.3     Registration Rights Agreement (2)
10.4     Employment Agreement dated March 17, 1999 with David D'Arcangelo (3)
10.5     Employment Agreement dated March 19, 1999 with William Shue (3)
10.6 Private-Label Web Site agreement between Dearborn Financial Publishing, Inc. and ISucceed.com, Inc. dated February 2, 2000 (4)
10.7 Agreement and Plan of Merger, dated October 25, 2000, with By Referral Only, Inc. (6)
10.8 Agreement and Plan of Merger, dated October 24, 2000, as amended on October 25, 2000 with University.com, Inc. (5)
10.9 Distribution and Marketing Agreement, dated June 2000, with Internet Pictures Corporation. (6)
10.10    Employment Agreement, dated October 25, 2000, with Bruce Peterson (8)
10.11    Consulting Agreement, dated March 15, 2001, with Michael C.O. Morfit
         (7)
10.12 Preferred Alliance Agreement, dated November 15, 2000, with Cendant Corporation, as amended (8).
10.13 Site Development and Hosting Agreement, dated November 8, 1999, with Coldwell Banker Real Estate Corporation (8).
10.14 Site Development and Hosting Agreement, dated February 23, 2001 with GMAC Real Estate, LLC (8).
10.15 Site Development and Hosting Agreement, dated February 7, 2001 with Prudential Real Estate Affiliates, Inc. (8).
10.16 RE/MAX University Site Development, Hosting and Management Agreement, dated February 6, 2001 with RE/MAX International, Inc. (8).
10.17 Amendment to Private-Label Web-Site Agreement with Dearborn Financial Publishing, Inc. (8)
10.18 Site Development and Hosting Agreement, dated July 30, 2000, with Harcourts International, Inc. (8).
16.1     Letter of change in Accountants (2)
21.1     List of Subsidiaries (6)
23.1     Consent of Ernst & Young LLP (8)
-------------------

(1) Filed as exhibit to Registrant's Form 10-SB Registration Statement 1999 (File No. 0-26941) and incorporated herein by reference.
(2) Filed as exhibit to Registrant's 1999 Annual Report on Form 10-KSB (File No. 0-26941) and incorporated herein by reference.
(3) Filed as exhibit to Registrant's Registration Statement on Form SB-2 (File No 333-36620) and incorporated herein by reference.
(4) Filed as exhibit to Amendment No. 2 to Registrant's Registration Statement on Form SB-2 (File No. 333-36620) and incorporated herein by reference.
(5) Filed with Registrant's Definitive Proxy Statement on Schedule 14A on December 22, 2000 and incorporated herein by reference.
(6) Filed as exhibit to Amendment No. 3 to Registrant's Registration Statement on Form SB-2 (File No. 333-36620) and incorporated herein by reference.
(7) Filed as exhibit to Registrant's Registration Statement on Form S-8 on March 20, 2001 and incorporated herein by reference.
(8)      Filed electronically herewith.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     ENTREPORT CORPORATION,
                                                     A Florida corporation

Date:  March 28, 2001                                By: /s/ William A. Shue
                                                         -----------------------
                                                         William A. Shue, Chief
                                                         Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                               Title                        Date
---------                               -----                        ----

/s/ WILLIAM A. SHUE            Director, Chief Executive         March 28, 2001
-----------------------        Officer
    WILLIAM A. SHUE


/s/ RONALD D. SUOKKO           Chief Accounting Officer          March 28, 2001
-----------------------
    RONALD D. SUOKKO


/s/ DAVID J.D'ARCANGELO        Chairman of the Board             March 28, 2001
-----------------------
    DAVID J.D'ARCANGELO


/s/ TONY ACONE                 Director                          March 28, 2001
-----------------------
    TONY ACONE


/s/ SCOTT LUCAS                Director                          March 28, 2001
-----------------------
    SCOTT LUCAS

                          INDEX TO FINANCIAL STATEMENTS

                          Index to Financial Statements

                              EntrePort Corporation



Report of Ernst & Young LLP, Independent Auditors..........................F-2
Balance Sheets at December 31, 2000, and 1999..............................F-3
Statements of Operations for the years ended
  December 31, 2000 and 1999 ..............................................F-4
Statements of Changes in Stockholders' Equity  for
  the years ended  December 31, 2000, and 1999  ...........................F-5
Statements of Cash Flows for the years ended
  December 31, 2000 and 1999 ..............................................F-6
Notes to Financial Statements..............................................F-7

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
EntrePort Corporation

We have audited the accompanying balance sheets of EntrePort Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EntrePort Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that EntrePort Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has an accumulated deficit of $6.8 million and needs to raise additional capital to fund its operations in 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                 /s/ ERNST & YOUNG LLP
                                                 ---------------------
                                                     ERNST & YOUNG LLP

San Diego, California
February 14, 2001

                              ENTREPORT CORPORATION

                                 BALANCE SHEETS

                                                             DECEMBER 31,
ASSETS                                                   2000           1999
                                                     ------------   ------------

Current assets:
     Cash and cash equivalents                       $ 2,780,402    $ 1,458,139
     Accounts receivable, net                             14,771             --
     Other current assets                                  4,341        205,397
                                                     ------------   ------------
Total current assets                                   2,799,514      1,663,536

Property and equipment, net                              600,253         97,317
Website development costs, net                           460,446        181,381
License fees, net                                        575,001             --
Deferred acquisition costs                               403,767             --
Investment, net                                               --        399,500
Escrow deposit for proposed acquisition                  198,750             --
Other assets                                              25,011         91,884
                                                     ------------   ------------
Total assets                                         $ 5,062,742    $ 2,433,618
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                $   542,990    $   194,268
     Accrued compensation and related expenses           117,733         28,868
     Accrued liabilities                                 247,415        234,531
     Current portion of capital lease obligation          66,744             --
     Deferred revenue                                    104,478             --
     Accrued license fees                                300,000             --
     Notes payable to officer                                 --         20,000
                                                     ------------   ------------
Total current liabilities                              1,379,360        477,667
                                                     ------------   ------------

Long term portion of capital lease obligation            120,893             --

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000
       shares authorized, 11,781,213 and
       7,834,974 issued and outstanding
       at December 31, 2000 and 1999,
       respectively                                       11,781          7,835
     Additional paid-in capital                       10,376,815      3,845,753
     Deferred compensation                                  (523)            --
     Accumulated deficit                              (6,825,584)    (1,897,637)
                                                     ------------   ------------
Total stockholders' equity                             3,562,489      1,955,951
                                                     ------------   ------------
Total liabilities and stockholders' equity           $ 5,062,742    $ 2,433,618
                                                     ============   ============


SEE ACCOMPANYING NOTES.

                              ENTREPORT CORPORATION

                            STATEMENTS OF OPERATIONS


                                                       YEARS ENDED DECEMBER 31,
                                                         2000           1999
                                                     ------------   ------------

Revenues                                             $   328,483    $    11,911
                                                     ------------   ------------

Costs and expenses:
     Cost of revenues                                  1,524,346             --
     Engineering and product development costs           559,586         97,579
     Selling and marketing                             1,002,096        110,320
     General and administrative                        2,050,842      1,686,670
                                                     ------------   ------------

       Total costs and expenses                        5,136,870      1,894,569
                                                     ------------   ------------

Loss from operations                                  (4,808,387)    (1,882,658)

Impairment loss on investments net
     of gain on sale of investments                      344,391             --
Interest income                                         (247,948)            --
Interest expense                                          23,117          9,154
                                                     ------------   ------------

Net loss                                             $(4,927,947)   $(1,891,812)
                                                     ============   ============

Net loss per common share (basic and diluted)              (0.46)         (0.31)
                                                     ============   ============

Weighted average shares used in computing net
     loss per common share (basic and diluted)        10,726,301      6,068,605
                                                     ============   ============



SEE ACCOMPANYING NOTES.


                                                      ENTREPORT CORPORATION

                                               STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years ended December 31, 2000, 1999 and 1998


                                                                                                                           TOTAL
                                                           COMMON STOCK        ADDITIONAL                              STOCKHOLDERS'
                                                  --------------------------    PAID-IN       DEFERRED    ACCUMULATED     EQUITY
                                                      SHARES       AMOUNT       CAPITAL     COMPENSATION     DEFICIT     (DEFICIT)
                                                  ------------  ------------  ------------  ------------  ------------  ------------

Balance at December 31, 1998                        5,025,000   $     5,025   $        --  $         --   $    (5,825)  $      (800)
  Common shares retired for no consideration       (4,410,000)       (4,410)        4,410            --            --            --
  Common shares issued for $1,600 of notes
     receivable and $335,900 for services
     rendered                                       5,400,000         5,400       332,100            --            --       337,500
  Issuance of common stock upon conversion of
     notes payable in June 1999 at $2.00 to
     $3.00 per share                                  267,500           268       694,732            --            --       695,000
  Issuance of common stock for $2.00 per share
     in August and December 1999 for cash, net
     of issuance costs of $304,185                  1,384,140         1,384     2,462,711            --            --     2,464,095
  Issuance of common stock for services rendered      168,334           168       336,500            --            --       336,668
  Issuance of warrants for services rendered               --            --        15,300            --            --        15,300
  Net loss for the year ended December 31, 1999            --            --            --            --    (1,891,812)   (1,891,812)
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 1999                        7,834,974         7,835     3,845,753            --    (1,897,637)    1,955,951
  Issuance of common stock for $2.00 per share
     in March 2000 for cash net of
     issuance costs $1,313,466                      3,665,289         3,665     5,968,941            --            --     5,972,606
  Issuance of common stock to an employee for
     services                                          25,000            25        49,975            --            --        50,000
  Issuance of common stock into escrow deposit
     in connection with a proposed acquisition        100,000           100        68,650            --            --        68,750
  Issuance of common stock for services rendered      155,950           156       168,063            --            --       168,219
  Commitment to issue 103,500 shares for
     services rendered                                     --            --        71,156            --            --        71,156
  Deferred compensation                                    --            --       204,277      (204,277)           --            --
  Amortization of deferred compensation                    --            --            --       203,754            --       203,754
  Net loss for the year ended December 31, 2000            --            --            --            --    (4,927,947)   (4,927,947)
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance at December 31, 2000                       11,781,213    $   11,781   $10,376,815   $      (523)  $(6,825,584)  $ 3,562,489
                                                  ============  ============  ============  ============  ============  ============



SEE ACCOMPANYING NOTES.

                                                              F-5

                              ENTREPORT CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                       YEARS ENDED DECEMBER 31,
                                                         2000           1999
                                                     ------------   ------------

OPERATING ACTIVITIES:
Net loss                                             $(4,927,947)   $(1,891,812)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                    287,557         17,419
        Allowance for bad debt reserve                     2,500             --
        Impairment of investment                         399,500             --
        Gain from the sale of website                    (55,109)            --
        Amortization of deferred compensation            203,754             --
        Issuance of common stock for
          services rendered                              218,219        421,200
        Common stock issuable for services rendered       71,156             --
        Changes in operating assets and liabilities:
          Accounts receivable                            (17,271)            --
          Other current assets                           201,056       (205,397)
          Accounts payable                               348,722        194,268
          Accrued liabilities and compensation           101,749        262,599
          Deferred revenue                               104,478             --
          Accrued license fees                           300,000             --
          Other assets                                   (18,321)        (6,690)
                                                     ------------   ------------
Net cash flows used in operating activities           (2,779,957)    (1,208,413)
                                                     ------------   ------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                 (312,020)      (114,736)
    Proceeds from sale of website                         55,109             --
    Deferred acquisition costs                          (403,767)            --
    Increases in license fees                           (600,000)            --
    Purchases of investment                                   --       (399,500)
    Increases in escrow deposit                         (130,000)            --
    Increases in website development costs              (412,919)      (181,381)
                                                     ------------   ------------
Net cash flows used in investing activities           (1,803,597)      (695,617)
                                                     ------------   ------------

FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                   --      1,010,000
    Principal payment on capital lease obligations      (131,983)            --
    Payment of notes payable to officers                 (20,000)            --
    Payments on borrowings                                    --       (295,000)
    Issuance of common stock for cash, net             6,057,800      2,647,169
                                                     ------------   ------------
Net cash flows provided by financing activities        5,905,817      3,362,169
                                                     ------------   ------------

Increase in cash and cash equivalents                  1,322,263      1,458,139

Cash and cash equivalents at beginning of period       1,458,139             --
                                                     ------------   ------------

Cash and cash equivalents at end of period           $ 2,780,402    $ 1,458,139
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Conversion of notes payable to common stock          $        --    $  (695,000)
                                                     ============   ============
Capital lease obligations                            $   319,620    $        --
                                                     ============   ============
Issuance of common shares for escrow deposit         $    68,750    $        --
                                                     ============   ============
Issuance of common shares for financial services     $    87,700    $        --
                                                     ============   ============
Issuance of common shares for acquisition services   $    56,250    $        --
                                                     ============   ============

SUPPLEMENTAL INFORMATION:
Interest paid                                        $    20,371    $     5,081
                                                     ============   ============

SEE ACCOMPANYING NOTES.

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

EntrePort Corporation ("the Company") was incorporated in Florida on October 4, 1996. The Company is principally engaged in the business of developing and operating Learning Platforms to provide training, information and services to industry specific groups. In April 2000, the Company launched its first Learning Platform, which is dedicated to the residential real estate agents.

The Company had no assets or operations from the time of its incorporation until February 1999, at which time the Company hired its current Chairman of the Board to develop the Company's Web business. During February 1999, the Company's founder canceled, for no consideration, 4,410,000 shares of common stock and resigned from the Company. The Company then issued 3,800,000 shares of common stock to the current Chairman of the Board, two consultants, and four individuals, as consideration of marketing and business plans, consulting services and cash.

During 2000, the Company emerged from the development stage, as defined in Statement of Financial Standards ("SFAS") No.7.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through December 31, 2000, the Company has incurred net losses of $6,825,584. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds and it is presently in discussion with several companies regarding strategic alliances or investments. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts of classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, deferred revenues, and accrued expenses. Cash equivalents are stated at fair value, based on quoted market prices. The estimated value of all other financial instruments at December 31, 2000 and 1999 was not materially different from the values presented in the respective balance sheets.

PROPERTY AND EQUIPMENT

Equipment, software and office furniture are recorded at cost, and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is less.

WEBSITE DEVELOPMENT COSTS

Website development costs are capitalized in accordance with Emerging Issues Task Force ("EITF") No. 00-02 and amortized over the estimated useful lives of the Internet website being developed (generally three years). Amortization of the website development costs began with the launch of the web site and are included in cost of revenues.

LICENSE FEES

In November 2000 the Company signed a contract with a real estate broker to allow the Company to be the exclusive content provider to their real estate agents over a three-year period. In connection with the agreement, the Company paid $300,000 during November 2000, and has committed to pay the additional $300,000 in November 2001. The license fees will be amortized over the life of the three-year agreement to cost of revenues.

REVENUE RECOGNITION

For all services, the Company recognizes revenue in accordance with the guidance of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", when all of the following have occurred: (i) an arrangement has been established by a contract (ii) the fee is fixed or determinable (iii) EntrePort Corporation has delivered its services to the customer and (iv) collectibility is reasonably assured.

The Company receives revenue from third-party sponsorships of events and from membership fees paid to the Company for access to its on-line training website. The Company recognizes revenue on membership fees ratable over the period in which the services are performed. The Company recognizes revenue from sponsorship in the period the events occur. Cash received in advance of revenue recognition is deferred until the period the services are provided.

ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Product development costs include expenses incurred by the Company to manage, monitor, maintain and operate the Company's website. Product development costs are expensed as incurred.

ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time the respective advertisement is first used. Advertising expense for the years ended December 31, 2000 and 1999 were insignificant.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options.

Compensation charges for options granted to non-employees has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of equity instruments issued, whichever is more reliably measured. Deferred charges for unvested options granted to non-employees are periodically re-measured and related amortization is adjusted as necessary.

NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 2000 and 1999 because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods presented:

                                                   YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                    2000           1999
                                               ------------------------------
Numerator:
   Net loss                                    $  (4,927,947) $   (1,891,812)

Denominator:
   Weighted average shares outstanding
    for basic earning per share                   10,726,301       6,068,605
                                               ------------------------------
   Effects of dilutive securities:
     Employee stock  options                               -               -
     Warrants                                              -               -
                                               ------------------------------
   Dilutive potential common shares                        -               -
   Shares used in computing  diluted net
   income per common share                        10,726,301       6,068,605
                                               ==============================

Loss per common share, basic                   $       (0.46) $        (0.31)
                                               ==============================
Loss per common share, diluted                 $       (0.46) $        (0.31)
                                               ==============================

Dilutive common stock equivalents include common stock options and warrants for common stock as if converted and restricted stock that has not yet fully vested. Potentially dilutive securities totaled approximately $3,335,565 and $3,020,000 for the years ended December 31, 2000 and 1999 respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

SEGMENT INFORMATION

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. Management believes the adoption of SFAS No. 133 will not have an effect on the financial statements, as the Company does not engage in the activities covered by SFAS No. 133.



2. SELECTED BALANCE SHEET DETAILS



                                                         DECEMBER 31,
                                                     2000             1999
                                               ------------------------------
Property and equipment:
   Machinery and equipment                     $     498,130  $       93,652
   Software                                          104,486          12,857
   Furniture and fixtures                             31,815           8,227
   Leasehold improvements                            111,945               -
                                               ------------------------------
                                                     746,376         114,736
   Less: accumulated depreciation                   (146,123)        (17,419)
                                               ------------------------------
                                               $     600,253  $       97,317
                                               ==============================

                                                         DECEMBER 31,
                                                     2000             1999
                                               ------------------------------

Accrued liabilities:
   Officer relocation costs                    $    110,209     $    106,600
   Content provider liability                       114,000                -
   Other accrued liabilities                         23,206          127,931
                                               ------------------------------
                                               $    247,415     $    234,531
                                               ==============================




3. EQUITY INVESTMENT

During 1999, the Company acquired a 5% share of Sportsware Technologies, Inc. ("STI") for cash totaling $399,500 and accounted for its investment in under the cost method. During 2000, the Company recorded an impairment reserve amounting to $399,500 due to a decrease in market value that was deemed to be other than temporary.

In 2000, the Company also recorded other income amounting to $55,109 for the sale of one of its websites.

4. NOTES PAYABLE

Throughout 1999, the Company issued notes payable totaling $315,000 to several outside parties and one of the Company's officers. The notes bore interest at rates ranging from 6.0% to 10.0% per annum. Each note was paid off prior to December 31, 1999 with the exception of one note for $20,000. The remaining note matured and was paid in July 2000. As of December 31, 2000, no notes payable were outstanding.

Throughout 1999, the Company conducted a private placement sale of convertible notes for total proceeds of $695,000. The notes bore interest at the rate of 6.0% per annum. Principal was convertible into shares of the Company's common stock at rates of $2.00 to $3.00 per share. During 1999, the principal amount of all notes was converted into 267,500 shares of common stock.

5. CAPITAL LEASE AGREEMENTS

In May 2000, the Company entered into an equipment lease agreement with International Business Machines Corporations ("IBM"). The lease is payable in monthly installments of principal and interest through April 2003. Borrowings under the financing agreement are secured by specific equipment with interest imputed at approximately 17.6% at December 31, 2000. Aggregate maturities of the Companies debt agreements at December 31, 2000 are as follows:

                                                                 CAPITAL
                                                                  LEASE
                                                            -----------------

2001                                                        $         95,843
2002                                                                  95,843
2003                                                                  39,935
                                                            -----------------
Total minimum lease payments                                         231,621
Interest                                                              43,984
                                                            -----------------
Present value of future minimum lease payments                       187,637
Short term portion                                                    66,744
                                                            -----------------
Long term portion                                           $        120,893
                                                            =================

The Company leases certain equipment under capital lease obligations. The cost of assets under capital leases totaled $319,620 and $0 at December 31, 2000 and 1999, respectively. Accumulated amortization on assets under capital leases totaled $43,787 and $0 at December 31, 2000 and 1999, respectively. Amortization of assets recorded under capital leases is included with depreciation of property and equipment.

6. LEASE COMMITMENTS

The Company leases its corporate headquarters facility under a noncancelable operating lease expiring on July 1, 2003. The Company also leases unrelated property on a month to month basis. Rent expense for these leases was approximately $161,000, and $45,000 for the years ended December 31, 2000 and 1999 respectively.

Future minimum payments required under the operating lease as of December 31, 2000 are as follows:
                                                               OPERATING
                                                                 LEASES
                                                            -----------------

2001                                                        $        215,700
2002                                                                 168,400
2003                                                                  84,500
                                                            -----------------
Total minimum lease payments                                $        468,600
                                                            =================

7. STOCKHOLDERS' EQUITY

COMMON STOCK

In February 1999, the Company retired 4,410,000 shares of the Company's stock from the original founder of the Company, for no consideration. Additionally, in March 1999 the Company issued 5,400,000 shares of common stock to various initial investors and key employees for cash and services.

In June 1999, the Company issued 267,500 shares of common stock, as a result of the conversion of convertible notes. In September 1999, the Company sold 99,710 shares of common stock for cash proceeds of $199,420 in a private placement. In December 1999, the Company issued 1,284,430 shares in a private placement for cash proceeds of $2,568,860. The Company incurred $38,185 in offering costs, and issued 133,334 shares of common stock to a financial consultant in connection with the private placement (valued at $266,668). These costs were charged as a reduction to additional paid-in capital for the year ended December 31, 1999.

In November 1999 and January 2000, the Company issued 25,000 and 5,000 shares of common stock, respectively, in consideration for the extension of two notes payable (valued at $50,000 and $10,000, respectively). These costs were expensed as a charge against general and administrative. In December 1999, the Company also issued 10,000 shares of common stock for Website development services rendered (valued at $20,000), These costs were expensed as a charge against selling and marketing.

In January 2000, the Company sold an addition 140,290 shares of common stock for cash proceeds of $280,580 in the private placement that began in December 1999. The Company issued 43,850 shares of common stock to a financial consultant in connection with the private placement (valued at $87,700). These costs have been charged as a reduction to additional paid-in capital.

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

During 2000, the Company issued 7,000 shares of common stock to a marketing consultant (valued at $14,000), 25,000 shares of common stock to an employee (valued at $50,000) and 100 shares of common stock to a content provider (valued at $269). The costs were expensed as a charge against selling and marketing, general and administrative, and cost of revenues, respectively.

In October 2000, the Company transferred $130,000 and issued 100,000 shares of common stock valued at $68,750 to an escrow account related to the pending acquisition of By Referral Only. The amount has been recorded as a asset at December 31, 2000.

In December 2000, the Company issued 100,000 shares of common stock valued at $56,250 for financial advisory services related to prospective acquisitions. The amount has been recorded as a charge against deferred acquisition costs.

COMMON STOCK ISSUABLE

In December 2000, the Company approved the issuance of 103,500 shares of common stock to be issued to various consultants as consideration for canceling 208,000 existing stock options. The shares will be issued in early 2001 and are valued at $71,156. In conjunction with the common stock issuable, the Company recorded $40,219 as a charge against cost of revenues and $30,937 as a charge against general and administrative for the year ended December 31, 2000.

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

The following table summarizes activity under the stock option plan during the two year period ended December 31, 2000:

                                                                     WEIGHTED
                                                        PRICE        AVERAGE
                                                        RANGE        EXERCISE
                                           SHARES      PER SHARE      PRICE
                                      ------------------------------------------

Outstanding at December 31, 1998                 -   $         -    $         -
   Granted                               1,810,000      .10-5.00           1.69
   Exercised                                     -             -              -
   Canceled                               (500,000)      .10-.10           0.10
                                      ------------------------------------------
Outstanding at December 31, 1999         1,310,000     1.00-5.00           2.30
   Granted                                 923,000      .75-7.00           2.85
   Exercised                                     -             -              -
   Canceled                               (969,500)    2.00-4.00           3.12
                                      ------------------------------------------
Outstanding at December 31, 2000         1,263,500   $  .75-7.00    $      2.07
                                      ==========================================


The following table summarizes all options outstanding and exercisable by price range as of December 31, 2000:

               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE


                                    WEIGHTED    WEIGHTED                WEIGHTED
EXERCISE    EXERCISE   EXERCISE     AVERAGE     AVERAGE                 AVERAGE
RANGE       RANGE       NUMBER      EXERCISE   REMAINING      NUMBER    EXERCISE
 LOW        HIGH      OUTSTANDING    PRICE    LIFE (YEARS)  OUTSTANDING  PRICE
--------------------------------------------------------------------------------

 $0.75      $1.00       395,000      $0.98       3.3          365,000     $0.99
 $1.43      $2.00       418,500      $1.80       3.6          267,000     $1.68
 $2.50      $3.00       365,000      $2.79       3.4          150,000     $2.50
 $3.25      $4.00        45,000      $3.84       3.1           21,314     $3.97
 $7.00      $7.00        40,000      $7.00       2.3           20,000     $7.00
--------------------------------------------------------------------------------
 $0.75      $7.00     1,263,500      $2.07       3.4          823,314     $1.71
================================================================================


Of the options outstanding at December 31, 2000, 1,151,000 are non-qualified options. The weighted-average remaining contractual life of those options is 3.4 years.

Adjusted pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions for 2000 and 1999: risk-free interest rate of 6.5%, dividend yield of 0%, volatility factor of 100.0%, and an expected option life of 5 years. Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period.


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. The Company's pro forma information follows:

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                      2000              1999
                                                 ------------------------------
Pro forma net loss                               $  (5,163,473)  $  (1,984,329)
Pro forma net loss per share, basic and diluted  $       (0.48)  $       (0.33)


SHARES RESERVED FOR FUTURE ISSUANCE

The following shares of common stock are reserved for future issuance at December 31, 2000:

                                                                       SHARES
                                                                    ------------

Common shares issuable:
   Common shares issuable                                               103,500
Stock options:
   Granted and outstanding                                            1,263,500
   Reserved for future grants                                         2,736,500
Warrants                                                                387,500
                                                                    ------------
Total Reserved                                                        4,491,000
                                                                    ============

8. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are shown below. A valuation allowance of $2,769,000 has been recognized at December 31, 2000 to offset the net deferred tax assets as realization of such assets is uncertain.
                                                          DECEMBER 31,
                                                     2000            1999
                                               ------------------------------

Deferred tax assets
   Net operating loss carryforward             $  2,575,000     $    760,000
   Research and development credits                  49,000           11,000
   Other, net                                       145,000            5,000
                                               ------------------------------
Total net deferred tax assets                     2,769,000          776,000

Valuation allowance for deferred tax asset       (2,769,000)        (776,000)
                                               ------------------------------
Net deferred tax assets                        $          -     $          -
                                               ==============================

At December 31, 2000, the Company has federal and California net operating loss carryforwards of approximately $6,335,000 and $6,226,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2007, respectively, unless previously utilized. The Company also has federal and California research credit carryforwards of approximately $36,000 and $21,000, respectively, which will begin to expire in 2018 unless previously utilized.

Pursuant to Section 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

9. LITIGATION

>From time to time the Company is involved in legal proceedings, claims and litigation arising in the ordinary course of business. Management believes, however, that the ultimate outcome of all pending litigation should not have a material adverse effect on the Company's financial position or liquidity.

10. ACQUISITIONS

On October 25, 2000, the Company signed a definitive agreement to acquire By Referral Only, Inc. ("By Referral Only") in a stock and cash merger transaction. Pursuant to the merger agreement, the Company will pay the shareholders of By Referral Only $4,000,000 cash and issue to them 2,250,000 shares of the Company's common stock in exchange for all the issued and outstanding securities of By Referral Only. By Referral Only has no outstanding stock options or warrants. The closing of the acquisition is subject to certain customary closing conditions, including the Company's receipt of at least an additional $5,000,000 of capital at a purchase price of $3.00 per share. In the event the capital is raised at a per share price of less than $3.00, the number of shares issuable to shareholders of By Referral Only is subject to change. The Company has recorded prepaid acquisition costs amounting to approximately $199,000 at December 31, 2000. The Company has also deposited into an escrow account $198,750 which is comprised of $130,000 cash and 100,000 shares of common stock (valued at $68,750). If the acquisition of By Referral Only is not completed, the Company cannot recover the shares placed in escrow and will write-off all costs deferred.

11. SUBSEQUENT EVENT

On January 31, 2001, the Company completed the acquisition of University.com, Inc. ("University.com") in a stock-for stock transaction. Pursuant to the merger agreement, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The Company also assumed certain warrants and options issued by University.com, which will require the Company to issue upon their exercise up to 1,148,430 additional shares of common stock. The Company has recorded prepaid acquisition costs amounting to approximately $202,000 at December 31, 2000.