Form 10QSB
period 2001-03-31
ENTREPORT CORP
filed 2001-05-14
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                    Yes __X__ No

         As of May 14, 2001, the Company had 18,550,001 shares of its $.001 par value common stock issued and outstanding.

                                   ENTREPORT CORPORATION
                                     FORM 10-QSB INDEX




PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets at March 31, 2001 and December 31, 2000..........2
   Condensed Consolidated Statements of Operations for the
         three month periods ended March 31, 2001 and 2000................................3
   Condensed Consolidated Statements of Cash Flows for the
         three month periods ended March 31, 2001 and 2000................................4
   Notes to Unaudited Condensed Consolidated Financial Statements.........................5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS........................8

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS................................................................11
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS........................................11
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..................................................11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................11
ITEM 5. OTHER INFORMATION................................................................11
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................11

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                        ENTREPORT CORPORATION

                                           BALANCE SHEETS
                                                                      MARCH 31,     DECEMBER 31,
                                                                         2001           2000
                                                                     (UNAUDITED)       (NOTE)
                                                                    -------------   -------------
ASSETS
Current assets:
     Cash and cash equivalents                                      $  1,095,912    $  2,780,402
     Note receivable from officer                                         55,000              --
     Other current assets                                                159,623          19,112
                                                                    -------------   -------------
Total current assets                                                   1,310,535       2,799,514

Property and equipment, net                                              721,379         600,253
Intangible assets, net                                                 3,799,456              --
Website development costs, net                                           597,318         460,446
License fees, net                                                        525,003         575,001
Deferred acquisition costs                                                    --         403,767
Other assets                                                             169,070         223,761
                                                                    -------------   -------------
Total assets                                                        $  7,122,761    $  5,062,742
                                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                       $  1,283,808    $    894,883
     Accrued compensation and related expenses                           182,670         117,733
     Current portion of capital lease obligation                          81,474          66,744
     Accrued license fees                                                300,000         300,000
     Notes payable                                                       100,000              --
                                                                    -------------   -------------
Total current liabilities                                              1,947,952       1,379,360
                                                                    -------------   -------------

Long term portion of capital lease obligation                            114,862         120,893

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares authorized,
       17,791,001 and 11,781,213 issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively                 17,791          11,781
     Additional paid-in capital                                       13,925,439      10,376,815
     Deferred compensation                                                    --            (523)
     Accumulated deficit                                              (8,883,283)     (6,825,584)
                                                                    -------------   -------------
Total stockholders' equity                                             5,059,947       3,562,489
                                                                    -------------   -------------
Total liabilities and stockholders' equity                          $  7,122,761    $  5,062,742
                                                                    =============   =============

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 2000 is derived from the audited financial statements at that date, but does not include all the disclosures required by generally accepted accounting principles.

                              ENTREPORT CORPORATION

                            STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2001           2000
                                                   -------------   -------------

Revenues                                           $    212,996    $      5,120
                                                   -------------   -------------

Costs and expenses:
     Cost of revenues                                   686,385         137,945
     Engineering and product development costs          202,258          59,619
     Selling and marketing                              139,324         212,381
     General and administrative                         852,818         538,682
                                                   -------------   -------------

       Total costs and expenses                       1,880,785         948,627
                                                   -------------   -------------

Loss from operations                                 (1,667,789)       (943,507)

Discontinued acquisition costs                         (417,967)             --
Interest income, net                                     28,057          22,155

                                                   -------------   -------------
Net loss                                           $ (2,057,699)   $   (921,352)
                                                   =============   =============

Net loss per common share (basic and diluted)             (0.13)          (0.11)
                                                   =============   =============

Weighted average shares used in computing net
     loss per common share (basic and diluted)       15,529,852       8,034,374
                                                   =============   =============



SEE ACCOMPANYING NOTES.


                                        ENTREPORT CORPORATION

                                      STATEMENTS OF CASH FLOWS
                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        2001           2000
                                                                    ------------   ------------
OPERATING ACTIVITIES:
Net loss                                                            $(2,057,699)   $  (921,352)
Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                   362,088         11,771
        Discontinued acquisition costs                                  417,967             --
        Issuance of common stock options and warrant for services        14,400        133,854
        Issuance of common stock for services                           124,000         74,000
        Changes in operating assets and liabilities                    (274,038)       627,650
                                                                    ------------   ------------
Net cash flows used in operating activities                          (1,413,282)       (74,077)
                                                                    ------------   ------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                  16,083        (87,261)
    Proceeds from sale of website                                            --             --
    Deferred acquisition costs                                          (67,810)            --
    Proceeds from acquisition of University.com                           7,881             --
    Increases in website development costs                             (116,342)      (327,610)
                                                                    ------------   ------------
Net cash flows used in investing activities                            (160,188)      (414,871)
                                                                    ------------   ------------

FINANCING ACTIVITIES:
    Principal payment on capital lease obligations                      (19,301)            --
    Increases in capitalized financing costs                            (51,923)            --
    Re-payment of notes payable                                              --        (20,000)
    Issuance of common stock for cash, net                                   --      6,167,753
    Other financing costs / registration filings                        (39,796)            --
                                                                    ------------   ------------
Net cash flows provided by financing activities                        (111,020)     6,147,753
                                                                    ------------   ------------

Increase in cash and cash equivalents                                (1,684,490)     5,658,805

Cash and cash equivalents at beginning of period                      2,780,402      1,458,139
                                                                    ------------   ------------

Cash and cash equivalents at end of period                          $ 1,095,912    $ 7,116,944
                                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Issuance of common shares for acquisition of University.com         $ 3,456,030    $        --
                                                                    ============   ============
Capital lease obligations                                           $    28,000    $        --
                                                                    ============   ============


SEE ACCOMPANYING NOTES.

                              EntrePort Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three month periods ended March 31, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

2. NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three month periods ended March 31, 2001 and 2000 because the effect would be anti-dilutive.

3. COMMON STOCK AND WARRANTS

In March 2001, the Company issued 400,000 shares of common stock valued at $124,000 for investor relations services. The Company has recorded this amount as a prepaid asset to be amortized over the period of service. The Company also granted a warrant to purchase 40,000 shares of common stock to the same consultant. The warrants are for the purchase of common stock of the Company at a price of $.56 per share. The warrants vest immediately and have a three-year life. The Company recorded compensation expense of $14,400 related to warrants. No warrants have been exercised during the period.

4. STOCK OPTION PLAN

During the three-month period ended March 31, 2001, the Company granted 200,000 stock options to employees. The options are for the purchase of common stock of the Company at a price range of $.56 to $2.75 per share. No options have been exercised during the period. Options to purchase 131,131 common shares at price ranges between $.56 to $2.09 were cancelled upon the employee terminations.

5. ACQUISITION

On January 31, 2001, the Company completed the acquisition of University.com, Inc. ("University.com") in a stock-for stock transaction. The transaction was accounted for as a purchase. Pursuant to the merger agreement, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The Company also issued 856,963 options and 291,467 warrants in order to convert the options and warrants issued by University.com. The option and warrants are for the purchase of the Company's stock at a price range of $.69 to $2.09. The options and warrants vested immediately. No options or warrants have been exercised.

The acquisition described above has been accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16. The purchase price amounted to $3,708,390, net of transaction costs, as follows:

Common stock issued........................................      $    3,456,030
Acquisition costs..........................................             252,360
                                                                 ---------------
Total consideration........................................      $    3,708,390
                                                                 ===============

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on the their estimated fair values at the date of acquisition, as follows:

Current assets acquired....................................      $       25,972
Property and equipment, and other assets...................             261,377
Intangible assets, net.....................................           3,993,020
Liabilities assumed........................................            (571,979)
                                                                 ---------------
Total......................................................      $    3,708,390
                                                                 ===============

Assuming that the above acquisition had occurred on the first day of the period from January 1, 2001 through March 31, 2001, the unaudited pro forma results of operations would be as follows:


                                                                  Net            Net
                                                                Revenues         Loss
                                                              ------------   ------------
For the three month period ended March 31, 2001
EntrePort.................................................    $   195,000    $(1,494,000)
University.com............................................         26,000       (956,000)
                                                              ------------   ------------
Total.....................................................    $   221,000    $ (2450,000)
                                                              ============   ============

For the three month period ended March 31, 2000
EntrePort.................................................    $     5,000    $  (921,000)
University.com............................................         57,000       (656,000)
                                                              ============   ============
Total.....................................................    $    62,000    $(1,577,000)
                                                              ============   ============

The above pro forma results include amortization of the acquired intangibles amounting to $290,346 for the three-month period ending March 31, 2001 and 2000. The intangibles are being amortized over a range of three to five years.

6. DISCONTINUED ACQUISITION COSTS

In April 2001, the Company abandoned its planned acquisition of By Referral Only, Inc. ("By Referral Only"). As a result, the Company wrote-off $417,967 related to the acquisition of By Referral Only. The loss included an escrow deposit amounting to $198,750.

7. SUBSEQUENT EVENT

On April 25, 2001, EntrePort entered into a letter of intent with Infotopia, Inc. to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. The transactions are subject to shareholder approval and the terms and conditions of a definitive agreement to be negotiated between the parties. The letter of intent provides that EntrePort would transfer all of its existing assets and liabilities to a wholly-owned subsidiary and distribute 100% of the common stock of that subsidiary to EntrePort's existing shareholders on a pro rata basis. Following the spin-off of the subsidiary, EntrePort would effect a one-for-thirty reverse split of EntrePort's common stock, resulting in approximately 600,000 shares remaining outstanding. EntrePort would subsequently acquire all of the assets and assume all of the liabilities of Infotopia in exchange for EntrePort's issuance to Infotopia (and its financial advisors) of 14,400,000 units, with each unit consisting of one share of EntrePort common stock, a warrant to purchase 1/2 of a share of EntrePort common stock at a price of $10.00 per full share and a warrant to purchase 1/4 of a share of EntrePort common stock at a price of $15.00 per full share. In addition, the subsidiary that EntrePort will spin-off to its pre-closing shareholders will receive $2,000,000 in cash from Infotopia. If approved by the shareholders of EntrePort and Infotopia, the transactions are expected to close on June 29, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         REVENUES

For the three months ended March 31, 2001, revenues were $212,996 compared to $5,120 for the same period in fiscal 2000, an increase of $207,876. The increase for the three-month period consists of membership revenue as a result of the launch of our iSucceed.com website on April 25, 2000 and sponsorship revenue as a result of hosting of real estate seminars during the three months ended March 31, 2001. There was no such revenue in fiscal 2000. The increase is also due to the inclusion of approximately $18,000 of revenue from University.com as a result of the completion of our acquisition on January 31, 2001.

         GROSS PROFIT (LOSS)

Gross profit (loss) on revenues was $(473,389) for the three months ended March 31, 2001 compared to $(132,825) for the same periods in fiscal 2000, an increase in the gross loss of $340,564 for the three months. The increase in the gross loss is due to hosting of more seminar events in fiscal 2001. The gross loss also increased due to our acquisition of University.com in January 2001, which accounted for $95,000 of gross loss in the first quarter of 2001. In addition, the increase in gross loss was due to the amortization of capitalized web development and website hosting costs in 2001 of approximately $81,000 in 2001, whereas no such costs occurred in 2000.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Product development expenses were $202,258 for the three months ended March 31, 2001 compared to $59,619 for the same periods in fiscal 2000, an increase of $142,639 or 239%. The increase in product development expense was due to the development of the Company's joint website combining iSucceed.com and University.com existing websites which was completed on April 17, 2001. The product development expense in fiscal 2001 also includes approximately $85,000 in University.com engineering and product development costs. Current product development efforts are devoted to improving the combined website.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $139,324 for the three months ended March 31, 2001 compared to $212,381 for the same periods in fiscal 2000, a decrease of $73,057 or (34%.) The decrease in selling and marketing expense was due to the $133,000 of compensation recorded in fiscal 2000 related to options granted to our consultants. This was partially offset by an increase in fiscal 2001 selling and marketing related salary expense and sales commission paid.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $852,818 for the three months ended March 31, 2001 compared to $538,682 for the same period in fiscal 2000, an increase of $314,136 or 58%. The increase in the selling, general and administrative expense in fiscal 2001 was due to the inclusion of University.com selling and general and administration expenses and the $194,000 in amortization of intangible assets acquired during the acquisition of University.com. General and administrative expenses are expected to decrease as a percentage of revenues in the near-term due to anticipated increases in revenues.

DISCONTINUED ACQUISITION COSTS

The loss of $419,967 was due to the Company's cancellation of its planned acquisition of By Referral Only.

INTEREST INCOME

Net interest income was $28,057 for the three months ended March 31, 2001 compared to $22,155 for the same period in fiscal 2000, a increase of $5,902 or 27%. The increase in net interest income for 2001 is due to the increase of our weighted average cash balance in fiscal 2001 as compared to the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our activities to date through sales of securities. From March through May 1999, we conducted a private placement sale of convertible notes for gross proceeds of $695,000. The principal amount of the notes was convertible into shares of common stock at rates of $2.00 to $3.00 per share. In June 1999, all $695,000 in principal was converted into a total of 267,500 shares of common stock. During the period from August 1999 to January 2000, we conducted a private placement sale of 1,524,430 shares of common stock at $2.00 per share for gross proceeds of $3,048,860. During February and March 2000, we conducted a private placement sale of 3,525,000 shares of common stock at $2.00 per share for gross proceeds of $7,050,000, which resulted in net proceeds of approximately $5,802,000 after deduction of offering expenses.

As of March 31, 2001, we had working capital deficit of $(637,417). Although, we had approximately $574,000 cash on hand as of April 30, 2001, we expect to spend our cash at a rate of $250,000 per month at our current level of operations. At this rate, our cash reserves will likely be depleted by July, 2001, unless we are able to raise additional capital. If we are able to complete our proposed transaction with Infotopia as discussed in Item 5 of this report, we will receive interim financing of approximately $2 million during June and July 2001. We believe that the $2 million financing will be sufficient cash to fund the real estate operations. However, we will need significant additional working capital during the next twelve months to pursue additional acquisitions and development of other industry specific web portals.

If we are unable to raise additional capital by July, 2001 either through the Infotopia transaction or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.

If we are able to obtain sufficient financing to fund our operations over the next 12 months, our plan of operations is to generate membership in our real estate portal through our current and future strategic relationships with third parties for marketing support, on-line and off-line advertising, including traditional industry print, targeted direct mail and telemarketing, and through the visibility created by our seminars. We also plan to generate membership through corporate clients of our wholly-owned subsidiary, University.com. We also plan to offer a premium membership coaching program if we are able to consummate an acquisition with such a program. There can be no assurances that we will be able to generate membership as planned. In addition, we intend to continue the development and marketing of our learning platform and commence development of our financial services site and other industry specific web sites.

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION

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

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by July of 2001 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our recent contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2001, the Company sold and issued the following unregistered securities:

COMMON STOCK

In January 2001, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The shares were valued at $3,456,030. The issuances were conducted pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 506 thereunder.

STOCK OPTIONS

During the three month period ended March 31, 2001, the Company granted 155,000 stock options to employees with a three year vesting periods ranging. The options are for the purchase of common stock of the Company at a price of $.56 per share.

In January 2001, the Company granted 45,000 stock options to one employee with a five year vesting period. The options are for the purchase of common stock of the Company at a price range of $.63 to $2.75 per share.

In January 2001, the Company issued 856,963 options in order to convert the options, issued and outstanding by University.com, as part of the acquisition. The options have a ten year life, vest immediately, and have exercise price ranges between $.69 to $2.09.

Options to purchase 131,131 common shares at price ranges between $.56 to 2.09 were cancelled.

No consideration was paid to the Company by any recipient of any of the foregoing options for the grant of any such options. No options have been exercised during the period. The issuances of the options described above were conducted pursuant to Section 4(2) of the 1933 Act.

WARRANTS

In January 2001, the Company issued 291,467 warrants in order to convert the warrants, issued and outstanding by University.com, as part of the acquisition. The warrants have a five year life, vest immediately, and have exercise price of $2.09. The issuances were conducted pursuant to Section 4(2) of the 1933 Act and Rule 506 thereunder.

In March 2001, the Company issued a warrant to purchase 40,000 shares of registered common stock valued at $14,400 to one investor relations consultant

No consideration was paid to the Company by any recipient of any of the foregoing warrants for the grant of any such warrants. No warrants have been exercised during the period.

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


ITEM 5. OTHER INFORMATION.

On April 25, 2001, EntrePort entered into a letter of intent with Infotopia, Inc. to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. The transactions are subject to shareholder approval and the terms and conditions of a definitive agreement to be negotiated between the parties. The letter of intent provides that EntrePort would transfer all of its existing assets and liabilities to a wholly-owned subsidiary and distribute 100% of the common stock of that subsidiary to EntrePort's existing shareholders on a pro rata basis. Following the spin-off of the subsidiary, EntrePort would effect a one-for-thirty reverse split of EntrePort's common stock, resulting in approximately 600,000 shares remaining outstanding. EntrePort would subsequently acquire all of the assets and assume all of the liabilities of Infotopia in exchange for EntrePort's issuance to Infotopia (and its financial advisors) 14,400,000 units, with each unit consisting of one share of EntrePort common stock, a warrant to purchase

1/2 of a share of EntrePort common stock at a price of $10.00 per full share and a warrant to purchase 1/4 of a share of EntrePort common stock at a price of $15.00 per full share. In addition, the subsidiary that EntrePort will spin-off to its pre-closing shareholders will receive $2,000,000 in cash from Infotopia. If approved by the shareholders of EntrePort and Infotopia, the transactions are expected to close in July 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         EXHIBIT NO.               DESCRIPTION
         -----------               -----------

         10.1 Consulting Agreement, dated March 15, 2001, with Michael C.O. Morfit (1)

         10.2 Site Development and Hosting Agreement, dated February 23, 2001 with GMAC Real Estate, LLC (2).

         10.3 Site Development and Hosting Agreement, dated February 7, 2001 with Prudential Real Estate Affiliates, Inc. (2).

         10.4 RE/MAX University Site Development, Hosting and Management Agreement, dated February 6, 2001 with RE/MAX International, Inc. (2).

         10.5 Amendment to Private-Label Web-Site Agreement with Dearborn Financial Publishing, Inc. (2)


         -----------------------
         (1) Filed as exhibit to Registrant's Registration Statement on Form S-8 on March 20, 2001 and incorporated herein by reference.

         (2) Filed as exhibit to Registrant's Annual Report on Form 10-KSB (File No. 0-26941) for the year ended December 31, 2000 and incorporated herein by reference.


(b) REPORTS ON FORM 8-K

On February 13, 2001, the we filed a Report on Form 8-K relating to our acquisition of University.com, Inc. The financial statements of University.com, Inc. required pursuant to Item 7 of Form 8-K were filed as part of the Report.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          EntrePort Corporation
                                                          (Registrant)


Dated:  May 14, 2001                                  By:  /S/ WILLIAM A. SHUE
                                                          ----------------------
                                                      William A. Shue,
                                                      Chief Executive Officer


Dated:  May 14, 2001                                  By:  /S/ RONALD D. SUOKKO
                                                          ----------------------
                                                      Ronald D. Suokko,
                                                      Chief Accounting Officer