Form 10QSB
period 2001-06-30
ENTREPORT CORP
filed 2001-08-20
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

            5937 DARWIN COURT, SUITE 109, CARLSBAD, CALIFORNIA 92008
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  760-688-1144
                           ---------------------------
                           (ISSUER'S TELEPHONE NUMBER)

         2790 BUSINESS PARK DRIVE, SUITE B, VISTA, CALIFORNIA 92083
--------------------------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

         As of August 17, 2001, the Company had 18,540,001 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation
                                Form 10-QSB Index

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets at June 30, 2001 and
         December 31, 2000.....................................................2
   Condensed Consolidated Statements of Operations for the
         three month periods ended June 30, 2001 and 2000
         and for the six month periods ended June 30, 2001 and 2000............3
   Condensed Consolidated Statements of Cash Flows for the
         six month periods ended June 30, 2001 and 2000........................4
   Notes to Unaudited Condensed Consolidated Financial Statements..............5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS............10

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS. ...................................................15
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. ...........................15
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. .....................................15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .................15
ITEM 5. OTHER INFORMATION. ...................................................16
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. ....................................17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                        ENTREPORT CORPORATION

                                           BALANCE SHEETS

                                                                   JUNE 30,          DECEMBER 31,
                                                                     2001               2000
                                                                  (UNAUDITED)          (NOTE)
                                                              ------------------   ----------------
Assets
Current assets:
     Cash and cash equivalents                                $         211,356    $     2,780,402
     Note receivable from officer                                        27,799                 --
     Other current assets                                               173,350             19,112
                                                              ------------------   ----------------
Total current assets                                                    412,505          2,799,514

Property and equipment, net                                             592,938            600,253
Intangible assets, net                                                3,457,288                 --
Website development costs, net                                          529,746            460,446
License fees, net                                                       475,005            575,001
Deferred acquisition costs                                                   --            403,767
Other assets                                                             65,969            223,761
                                                              ------------------   ----------------
Total assets                                                  $       5,533,451    $     5,062,742
                                                              ==================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                 $       1,187,625    $       894,883
     Accrued compensation and related expenses                          147,613            117,733
     Deferred acquisition fee                                           100,000                 --
     Current portion of capital lease obligation                         85,105             66,744
     Accrued license fees                                               300,000            300,000
     Notes payable                                                       30,000                 --
                                                              ------------------   ----------------
Total current liabilities                                             1,850,343          1,379,360
                                                              ------------------   ----------------

Long term portion of capital lease obligation                            92,169            120,893

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares authorized,
       18,540,001 and 11,781,213 issued and outstanding at
       June 30, 2001 and December 31, 2000, respectively                 18,540             11,781
     Additional paid-in capital                                      14,050,223         10,376,815
     Deferred compensation                                                   --               (523)
     Accumulated deficit                                            (10,477,824)        (6,825,584)
                                                              ------------------   ----------------
Total stockholders' equity                                            3,590,939          3,562,489
                                                              ------------------   ----------------
Total liabilities and stockholders' equity                    $       5,533,451    $      5,062,742
                                                              ==================   ================

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 2000 is derived from the audited financial statements at that date, but does not include all the disclosures required by generally accepted accounting principles.


                                                ENTREPORT CORPORATION

                                               STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                            JUNE 30,                          JUNE 30,
                                                      2001           2000               2001            2000
                                                 -------------  --------------     --------------  --------------
Revenues                                         $    177,971   $      66,909      $     390,967   $      72,029
                                                 -------------  --------------     --------------  --------------
Costs and expenses:
     Cost of revenues                                 407,039         386,438          1,093,424         524,383
     Engineering and product development costs        228,795         237,411            431,053         297,030
     Selling and marketing                            118,159         144,060            257,483         356,441
     General and administrative                     1,023,316         409,105          1,876,134         947,787
                                                 -------------  --------------     --------------  --------------

       Total costs and expenses                     1,777,309       1,177,014          3,658,094       2,125,641
                                                 -------------  --------------     --------------  --------------

Loss from operations                               (1,599,338)     (1,110,105)        (3,267,127)     (2,053,612)

Discontinued acquisition costs                             --              --           (417,967)             --
Interest income, net                                    4,797          86,739             32,854         108,894
                                                 -------------  --------------     --------------  --------------
Net loss                                         $ (1,594,541)  $  (1,023,366)     $  (3,652,240)  $  (1,944,718)
                                                 =============  ==============     ==============  ==============

Net loss per common share (basic and diluted)           (0.09)          (0.09)             (0.21)          (0.20)
                                                 =============  ==============     ==============  ==============

Weighted average shares used in computing net
     loss per common share (basic and diluted)     18,456,232      11,581,113         17,001,126       9,817,541
                                                 =============  ==============     ==============  ==============

SEE ACCOMPANYING NOTES.
                                                           3


                                       ENTREPORT CORPORATION

                                      STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                     2001            2000
                                                                -------------   -------------

OPERATING ACTIVITIES:
Net loss                                                        $ (3,652,240)   $ (1,944,718)
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                846,357          94,721
        Discontinued acquisition costs                               417,967              --
        Loss on disposal of fixed assets                              39,630              --
        Write-off of capitalized financing costs                      72,379              --
        Issuance of common stock options and warrant for services     14,400         124,566
        Issuance of common stock to board of directors               116,000              --
        Issuance of common stock for services                        140,794          74,000
        Changes in operating assets and liabilities                 (309,918)        301,415
                                                               --------------  --------------
Net cash flows used in operating activities                       (2,314,631)     (1,350,016)
                                                               --------------  --------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                              29,771        (337,795)
     Deferred acquisition costs                                      (47,926)             --
     Proceeds from acquisition of University.com                       7,881              --
     Deferred acquisition fees                                       100,000              --
     Increases in website development costs                         (116,342)       (332,735)
                                                               --------------  --------------
Net cash flows used in investing activities                          (26,616)       (670,530)
                                                               --------------  --------------

FINANCING ACTIVITIES:
     Principal payment on capital lease obligations                  (38,363)             --
     Increases in capitalized financing costs                        (72,379)             --
     Re-payment of notes payable                                     (70,000)        (20,000)
     Issuance of common stock for cash, net                               --       6,143,102
     Other financing costs / registration filings                    (47,057)             --
                                                               ------------------------------
Net cash flows provided by financing activities                     (227,799)      6,123,102
                                                               --------------  --------------

Increase in cash and cash equivalents                             (2,569,046)      4,102,556

Cash and cash equivalents at beginning of period                   2,780,402       1,458,139
                                                               --------------  --------------

Cash and cash equivalents at end of period                     $     211,356   $   5,560,695
                                                               ==============  ==============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Issuance of common shares for acquisition of University.com    $   3,456,030   $          --
                                                               ==============  ==============
Capital lease obligations                                      $      28,000   $     186,367
                                                               ==============  ==============

SEE ACCOMPANYING NOTES.

                              EntrePort Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB, and, in the opinion of management, contain all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position as of June 30, 2001 and the results of operations for the three month periods ended June 30, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting of personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through June 30, 2001, the Company has incurred net losses of $10,477,824. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds and it is presently in discussion with several companies regarding strategic alliances or investments. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts of classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company has not yet determined what impact SFAS No. 141 and No. 142 will have on the results of operations and financial position of the Company.

2.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and six-month periods ended June 30, 2001 and 2000 because the effect would be anti-dilutive.

3.  COMMON STOCK AND WARRANTS

In March 2001, the Company issued 400,000 shares of common stock valued at $124,000 for investor relations services. The Company has recorded this amount as a prepaid asset to be amortized over the 14 month which represents the period of service. The Company also granted a warrant to purchase 40,000 shares of common stock to the same consultant. The warrants are for the purchase of common stock of the Company at a price of $.56 per share. The warrants vest immediately and have a three-year life. The Company recorded compensation expense of $14,400 related to warrants. No warrants have been exercised during the six-month period ended June 30, 2001.

In 2001, the Company issued 400,000 shares of common stock valued at $116,000 to its two outside Directors for services rendered. The Company has recorded this amount as general and administrative expense. The Company issued the 199,000 shares of common stock to sales consultants and advisory board members pursuant to the common stock issuable at December 31, 2000 in which the Company approved common stock to be issued to various consultants as consideration for cancellation of existing stock options. Also, the Company issued 150,000 shares of common stock valued at $43,500 to an investor relations consultant. The Company has recorded this amount as a prepaid asset to be amortized over the three months period of service. The Company has recorded the amortization related to this service as general and administrative expense.

4.  STOCK OPTION PLAN

During the six-month period ended June 30, 2001, the Company granted 1,531,399 stock options to employees. The options are for the purchase of common stock of the Company at a price range of $.17 to $2.75 per share. Options to purchase 500,969 common shares at prices ranging between $.17 to $3.00 were cancelled upon employee terminations. No options were exercised during the six-month period ended June 30, 2001.

5. ACQUISITION

On January 31, 2001, the Company completed the acquisition of University.com, Inc. ("University.com") in a stock-for-stock transaction. The transaction was accounted for as a purchase. Pursuant to the merger agreement, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The Company also issued 856,963 options and 291,467 warrants in order to convert the options and warrants issued by University.com into options and warrants of the Company. The option and warrants are for the purchase of the Company's stock at a price range of $.69 to $2.09. The options and warrants vested immediately. No such options or warrants have been exercised.

The acquisition described above has been accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16. The purchase price amounted to $3,688,506, net of transaction costs, as follows:

Common stock issued........................................    $    3,456,030
Acquisition costs..........................................           232,476
                                                               ---------------
Total consideration........................................    $    3,688,506
                                                               ===============

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on the their estimated fair values at the date of acquisition, as follows:

Current assets acquired........................................    $   25,972
Property and equipment, and other assets.......................       261,377
Intangible assets, net.........................................     3,942,428
Liabilities assumed............................................      (541,271)
                                                                   -----------
Total..........................................................    $3,688,506
                                                                   ===========

Assuming that the above acquisition had occurred on the first day of the period from January 1, 2001 through June 30, 2001, the unaudited pro forma results of operations would be as follows:

                                                             Net              Net
                                                          Revenues            Loss
                                                         -------------------------------
For the six-month period ended June 30, 2001
EntrePort............................................    $     353,000     $ (2,459,000)
University.com.......................................           46,000       (1,586,000)
                                                         -------------------------------
Total................................................    $     399,000     $ (4,045,000)
                                                         ===============================
Net loss per common share (basic and diluted)                              $      (0.24)
                                                                       =================

For the six-month period ended June 30, 2000
EntrePort............................................    $      72,000     $ (1,945,000)
University.com.......................................          179,000       (1,511,000)
                                                         -------------------------------
Total................................................    $     251,000     $ (3,456,000)
                                                         ===============================
Net loss per common share (basic and diluted)                              $     (0.35)
                                                                       =================

The above pro forma results include amortization of the acquired intangibles amounting to $582,000 for the six-month periods ended June 30, 2001 and 2000. The intangibles are being amortized over a range of three to five years.

6. DISCONTINUED ACQUISITION COSTS

In April 2001, the Company abandoned its planned acquisition of By Referral Only, Inc. ("By Referral Only"). As a result, the Company expensed $417,967 related to the acquisition of By Referral Only. The loss included an escrow deposit amounting to $198,750.

7. INFOTOPIA, INC. TRANSACTION

On June 15, 2001, EntrePort executed a definitive agreement with Infotopia, Inc., an Ohio corporation ("Infotopia"), to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. The transactions are subject to shareholder approval and other terms and conditions contained in the definitive agreement. The agreement provides that EntrePort will transfer all of its existing assets and liabilities to a wholly-owned subsidiary and distribute 100% of the common stock of that subsidiary to EntrePort's existing shareholders on a pro rata basis. Following the spin-off of the subsidiary, EntrePort will effect a 1-for-18.54 reverse split of EntrePort's common stock, resulting in approximately 1,000,000 shares remaining outstanding. EntrePort will subsequently acquire all of the assets and assume all of the liabilities of Infotopia in exchange for EntrePort's issuance to Infotopia (and its advisors) of 16,980,000 units, with each unit consisting of one share of EntrePort common stock, a warrant to purchase 1/2 of a share of EntrePort common stock at a price of $5.00 per full share and a warrant to purchase 1/4 of a share of EntrePort common stock at a price of $10.00 per full share. In addition, the subsidiary that EntrePort will spin-off to its pre-closing shareholders will receive $500,000 in cash from Infotopia, of which, the Company has received $100,000 in cash as of June 30, 2001. The Company has recorded the cash received as deferred acquisition fees at June 30, 2001. If approved by the shareholders of EntrePort and Infotopia, the transactions are expected to close during September 2001.

8. RELATED PARTY TRANSACTIONS

In January 2001, the Company paid $55,000 to an officer in exchange for a promissory note due July 2001. The note bears interest at a rate of 8%. The officer has made partial payments amounting to $29,167. The amount due at June 30, 2001 is $27,799.

9. LITIGATION

As of June 30, 2001, EntrePort Corporation has been named as parties in various actions. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of EntrePort Corporation as set forth in the Condensed Consolidated Financial Statements.

10. SUBSEQUENT EVENT

On July 6, 2001, the Company entered into a non-binding letter of intent to sell the Company to HomeSeekers.com, Incorporated, a Nevada corporation, ("HomeSeekers.com") in exchange for 3,200,000 shares of common stock of HomeSeekers.com and warrants to purchase an additional 3,200,000 shares of HomeSeekers.com common stock at an exercise price of $1.50 per share. In addition, upon the achievement of certain performance goals, the Company has the right to purchase up to 4,600,000 additional shares at exercise prices between $2.00 and $3.00 per share.

Prior to the transaction with HomeSeekers.com, the Company intends to transfer all the assets and liabilities of the existing business, to a wholly-owned subsidiary of EntrePort. HomeSeekers.com will acquire the Company's business, including the Company's wholly-owned subsidiary, University.com Inc., from the subsidiary, while the parent company, EntrePort, will engage in the transaction with Infotopia.

The closing of the proposed transaction with HomeSeekers.com is subject to satisfactory completion of due diligence investigations, negotiation of a definitive agreement, board of directors and shareholder approvals and the receipt of all other necessary consents and approvals. If these conditions are satisfied, the transaction is expected to be completed in August 2001.

To finance operations pending the closing of this transaction, HomeSeekers.com has agreed to transfer marketable securities with a fair market value of approximately $500,000. As of the filing date of this report, the Company has received securities valued at approximately $245,000, and as of August 15, 2001 the Company has converted approximately $189,000 to cash. The Company intends to continue to liquidate these securities for cash to fund operations through the closing of this transaction. If the Company is unable to liquidate these securities at anticipated sales prices, sufficient cash may not exist to fund our operations through August 2001. If the transaction with HomeSeekers.com is not consummated for any reason, we will be required to repay the full $500,000, plus interest accrued at a rate of 8% per annum, in cash no later than December 31, 2001. Our repayment obligations are evidenced by a promissory note secured by a first priority security interest in all our assets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         REVENUES

For the three and six months ended June 30, 2001, revenues were $177,971 and $390,967 compared to $66,909 and $72,029 for the same period in fiscal 2000, an increase of $111,062 or 166% for the three months and $318,938 or 443% for the six months ended June 30, 2001. The increase for the three-month and six-month periods are primarily due to increased membership revenue since launching of our iSucceed.com website on April 25, 2000, our joint University.com / iSucceed.com website on April 17, 2001, the customized ReMax University.com website on May 18, 2001 and Century 21 University.com website on May 17, 2001. The increase is also due to the inclusion of revenue from University.com as a result of the completion of our acquisition of University.com on January 31, 2001. The increase in revenues in the second quarter of 2001 compared to the second quarter of 2000 is partially offset by 10% lower sponsorship revenue than fiscal 2000, as we suspended the hosting of real estate seminars as of April 2001, as a cost savings measure.

         GROSS PROFIT (LOSS)

Gross profit (loss) on revenues was $(229,068) and $(702,457) for the three and six months ended June 30, 2001 compared to $(319,529) and $(452,354) for the same periods in fiscal 2000, a decrease in the gross loss of $90,461 or 28% for the three months and an increase in the gross loss of $(250,103) or (55%) for the six months ended June 30, 2001. The decrease in the gross loss for the three months ended June 30, 2001 is due to increases in membership revenue, decrease in seminar hosting costs, decrease in content costs and lower website hosting facilities costs, partially offset by greater amortization of capitalized web development. The increase in the gross loss for the six months ended June 30, 2001 is due to increases in seminar hosting costs, increase in content cost, and greater amortization of capitalized web development, partially offset by greater membership revenue and lower website hosting facilities costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Product development expenses were $228,795 and $431,053 for the three and six months ended June 30, 2001 compared to $237,411 and $297,030 for the same periods in fiscal 2000, a decrease of $(8,616) or (4%) for the three months and an increase of $134,023 or 45% for the six months ended June 30, 2001. The decrease in the product development expenses for the three months ended June 30, 2001 is due the decrease in the amount of outside consultant expense compared to the second quarter of fiscal 2000, partially offset by the inclusion of the University.com engineering and product development costs as a result of our acquisition of University.com in January 2001. The increase in the product development costs in the six months ended June 30, 2001 compared to the same period of 2000, is due to the inclusion of the University.com engineering and product development costs, partially offset by a decrease in outside consulting expense. Current product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $118,159 and $257,483 for the three and six months ended June 30, 2001 compared to $144,060 and $356,441 for the same periods in fiscal 2000, a decrease of $(25,901) or (18%) for the three months and $(98,958) or (28%) for the six months ended June 30, 2001. The decrease in selling and marketing expenses in the three months ended June 30, 2001 is due to lower labor costs due to headcount reductions. The decrease in selling and marketing expenses in the six months ended June 30, 2001 is due to the $125,000 of compensation recorded in fiscal 2000 related to options granted to our sales consultants. This decrease was partially offset by an increase in fiscal 2001 selling and marketing related salary expense and sales commission expense.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $1,023,316 and $1,876,134 for the three and six months ended June 30, 2001 compared to $409,105 and 947,787 for the same period in fiscal 2000, an increase of $614,211 or 150% for the three months and $928,347 or 98% for the six months ended June 30, 2001. The increase in the selling, general and administrative expense in fiscal 2001 was due to the inclusion of University.com selling and general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets for the three and six month periods ended June 30, 2001 amounted to $292,000 and $485,000, respectfully. Also, the increase in the selling, general and administrative expense in fiscal 2001 is due to the expensing of approximately $101,000 in legal and accounting expense related to the Infotopia transaction. General and administrative expenses are expected to decrease as a percentage of revenues in the near-term due to anticipated increases in revenues.

         DISCONTINUED ACQUISITION COSTS

The loss of $419,967 was due to the Company's cancellation of its planned acquisition of By Referral Only, Inc.

         INTEREST INCOME

Net interest income was $4,797 and $32,854 for the three and six months ended June 30, 2001 compared to $86,739 and $108,894 for the same period in fiscal 2000, a decrease of $(81,942) or (95%) for the three months and $(76,040) or (70%) for the six months ended June 30, 2001. The decreases are due the lower cash balance in fiscal 2001.

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

As of June 30, 2001, we had a working capital deficit of $(1,437,838). Although, we have approximately $100,000 cash on hand as of August 15, 2001, we expect to spend our cash at a rate of $235,000 per month at our current level of operations. At this rate, our cash reserves will be depleted, unless we are able to raise additional capital.

On July 6, 2001, we entered into a non-binding letter of intent to sell our business to HomeSeekers.com. To finance our operations pending the closing of this transaction, which we expect to occur in August 2001, HomeSeekers.com has agreed to transfer to us marketable securities with a fair value of approximately $500,000. As of August 15, 2001, we have received securities valued at approximately $245,000. We expect to receive the balance of the securities during August 2001. As of August 15, 2001 the Company has converted approximately $189,000 of the marketable securities to cash. The Company intends to continue to liquidate these securities for cash to fund operations through the closing of this transaction We intend to liquidate these securities for cash to fund our operations through the closing date of our proposed transaction with HomeSeekers.com. If we are unable to liquidate these securities at anticipated sales prices, we may not have sufficient cash to fund our operations through August 2001. If the transaction with HomeSeekers.com is not consummated for any reason, we will be required to repay the full $500,000, plus interest accrued at a rate of 8% per annum, in cash no later than December 31, 2001.

If we are able to complete our proposed transaction with Infotopia we will receive interim financing of another $400,000 at the time of closing, which we expect to occur in September 2001. We project this combined $900,000 in anticipated funding will sustain the Company through September 15, 2001. We are actively seeking additional financing options to raise needed funds in the event we are unable to consummate the sale of our business to HomeSeekers.com, including mergers and acquisitions by companies with significant financial resources. We need approximately $2 million in combined additional cash financing to fund the real estate operations for the foreseeable future. However, in order to pursue additional acquisitions and development of other industry specific web portals, we will need significant additional working capital during the next twelve months.

If we are unable to raise additional capital by early August 2001, either through the Infotopia or HomeSeekers.com transaction, bridge financing arrangement or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.

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

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by July 2001 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our recent contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2001, the Company sold and issued the following unregistered securities:

COMMON STOCK

In April 2001, the Company issued 400,000 shares of common stock valued at $116,000 to its two outside Board of Directors for services rendered. The Company has recorded this amount as general and administrative expense. The Company issued 199,000 shares of common stock to sales consultants and advisory board members pursuant to the common stock issuable at December 31, 2000. Also, the Company issued 150,000 shares of common stock valued at $43,500 to an investor relations consultant. The Company has recorded this amount as a prepaid asset to be amortized over the three months period of service. The Company has recorded the expense related to this service as general and administrative.

STOCK OPTIONS

During the three-month period ended June 30, 2001, the Company granted 1,331,399 stock options to employees with a three year vesting periods. The options are for the purchase of common stock of the Company at a price of $.17 per share.

Options to purchase 369,838 common shares at price ranges between $.17 to $2.75 were cancelled.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

ITEM 5.  OTHER INFORMATION.

On June 15, 2001, EntrePort executed a definitive agreement with Infotopia, Inc., an Ohio corporation ("Infotopia"), to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. The transactions are subject to shareholder approval and other terms and conditions contained in the definitive agreement. The agreement provides that EntrePort will transfer all of its existing assets and liabilities to a wholly-owned subsidiary and distribute 100% of the common stock of that subsidiary to EntrePort's existing shareholders on a pro rata basis. Following the spin-off of the subsidiary, EntrePort will effect a 1-for-18.54 reverse split of EntrePort's common stock, resulting in approximately 1,000,000 shares remaining outstanding. EntrePort will subsequently acquire all of the assets and assume all of the liabilities of Infotopia in exchange for EntrePort's issuance to Infotopia (and its advisors) of 16,980,000 units, with each unit consisting of one share of EntrePort common stock, a warrant to purchase 1/2 of a share of EntrePort common stock at a price of $5.00 per full share and a warrant to purchase 1/4 of a share of EntrePort common stock at a price of $10.00 per full share. In addition, the subsidiary that EntrePort will spin-off to its pre-closing shareholders will receive $500,000 in cash from Infotopia, of which, the Company has received $100,000 in cash as of June 30, 2001. The Company has recorded the cash received as deferred acquisition fees at June 30, 2001. If approved by the shareholders of EntrePort and Infotopia, the transactions are expected to close during September 2001.

On July 6, 2001, the Company entered into a non-binding letter of intent to sell the Company to HomeSeekers.com, Incorporated, a Nevada corporation, ("HomeSeekers.com") in exchange for 3,200,000 shares of common stock of HomeSeekers.com and warrants to purchase an additional 3,200,000 shares of HomeSeekers.com common stock at an exercise price of $1.50 per share. In addition, upon the achievement of certain performance goals, the Company has the right to purchase up to 4,600,000 additional shares at exercise prices between $2.00 and $3.00 per share.

Prior to the transaction with HomeSeekers.com, the Company intends to transfer all the assets and liabilities of the existing business, to a wholly-owned subsidiary of EntrePort. HomeSeekers.com will acquire the Company's business, including the Company's wholly-owned subsidiary, University.com Inc., from the subsidiary, while the parent company, EntrePort, will engage in the transaction with Infotopia discussed above in Note 7 to the unaudited condensed consolidated financial statements.

The closing of the proposed transaction with HomeSeekers.com is subject to satisfactory completion of due diligence investigations, negotiation of a definitive agreement, board of directors and shareholder approvals and the receipt of all other necessary consents and approvals. If these conditions are satisfied, the transaction is expected to be completed in August 2001.

To finance operations pending the closing of this transaction, HomeSeekers.com has agreed to transfer marketable securities with a fair market value of approximately $500,000. As of the filing date of this report, the Company has received securities valued at approximately $245,000. The Company intends to liquidate these securities for cash to fund operations through the closing of this transaction. If the Company is unable to liquidate these securities at anticipated sales prices, sufficient cash may not exist to fund our operations through August 2001. If the transaction with HomeSeekers.com is not consummated for any reason, we will be required to repay the full $500,000, plus interest accrued at a rate of 8% per annum, in cash no later than December 31, 2001. Our repayment obligations are evidenced by a promissory note secured by a first priority security interest in all our assets.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                Description
         -----------                -----------

         10.1 Agreement and Plan of Reorganization and Merger, dated June 15, 2001, among Infotopia, Inc., an Ohio corporation, Infotopia, Inc., a Nevada corporation, EntrePort Corporation and iSucceed.com, Inc. (previously filed electronically as Appendix A to EntrePort's Preliminary Proxy Statement on Schedule 14A filed on July 17, 2001 and incorporated herein by reference).

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      EntrePort Corporation
                                                         (Registrant)

Dated:  August 17, 2001                     By:       /s/ William A. Shue
                                                      --------------------------
                                                      William A. Shue,
                                                      Chief Executive Officer

Dated:  August 17, 2001                     By:       /s/ Ronald D. Suokko
                                                      --------------------------
                                                      Ronald D. Suokko,
                                                      Chief Accounting Officer