Form 10QSB
period 2001-09-30
ENTREPORT CORP
filed 2001-11-14
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               Yes [X]  No [ ]

         As of November 13, 2001, the Company had 18,740,001 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation
                                Form 10-QSB Index


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets at September 30, 2001 and
         December 31, 2000....................................................2
   Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2001 and 2000
         and for the nine months ended September 30, 2001 and 2000............3
   Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2001 and 2000........................4
   Notes to Unaudited Condensed Consolidated Financial Statements.............5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............10

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS. ..................................................14
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. ..........................14
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. ....................................14
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. ................14
ITEM 5. OTHER INFORMATION. ..................................................14
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. ...................................15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                      ENTREPORT CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2001            2000
                                                                     (UNAUDITED)       (NOTE)
                                                                    -------------   -------------
Assets
Current assets:
     Cash and cash equivalents                                      $     86,774    $  2,780,402
     Note receivable from officer                                         28,315              --
     Other current assets                                                 64,098          19,112
                                                                    -------------   -------------
Total current assets                                                     179,187       2,799,514

Property and equipment, net                                              375,553         600,253
Intangible assets, net                                                    38,889              --
Website development costs, net                                           191,622         460,446
License fees, net                                                        425,007         575,001
Deferred acquisition costs                                                    --         403,767
Other assets                                                              35,840         223,761
                                                                    -------------   -------------
Total assets                                                        $  1,246,098    $  5,062,742
                                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                       $  1,036,852    $    894,883
     Accrued compensation and related expenses                            71,356         117,733
     Deferred acquisition fee                                                 --              --
     Current portion of capital lease obligation                          88,897          66,744
     Accrued license fees                                                300,000         300,000
     Notes payable                                                       438,325              --
                                                                    -------------   -------------
Total current liabilities                                              1,935,430       1,379,360
                                                                    -------------   -------------

Long-term portion of capital lease obligation                             68,471         120,893

Stockholders' equity:
     Common stock, $.001 par value, 50,000,000 shares authorized,
       18,540,001 and 11,781,213 issued and outstanding at
       September 30, 2001 and December 31, 2000, respectively             18,540          11,781
     Additional paid-in capital                                       14,050,148      10,376,815
     Deferred compensation                                                    --            (523)
     Accumulated deficit                                             (14,826,491)     (6,825,584)
                                                                    -------------   -------------
Total stockholders' equity                                              (757,803)      3,562,489
                                                                    -------------   -------------
Total liabilities and stockholders' equity                          $  1,246,098    $  5,062,742
                                                                    =============   =============

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 2000 is derived from the audited financial statements at that date, but does not include all the disclosures required by accounting principles generally accepted in the United States.

                                                2

                                             ENTREPORT CORPORATION
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2001            2000            2001            2000
                                                 -------------   -------------   -------------   -------------
Revenues                                         $    182,179    $    101,918    $    573,146    $    173,947
                                                 -------------   -------------   -------------   -------------

Costs and expenses:
     Cost of revenues                                 367,397         436,924       1,460,821         961,307
     Engineering and product development costs        160,818         122,399         591,871         419,429
     Selling and marketing                             68,106         308,031         325,589         664,472
     General and administrative                       704,539         502,439       2,580,673       1,450,226
     Write-off of intangible assets                 3,251,177              --       3,251,177              --
                                                 -------------   -------------   -------------   -------------

       Total costs and expenses                     4,552,037       1,369,793       8,210,131       3,495,434
                                                 -------------   -------------   -------------   -------------

Loss from operations                               (4,369,858)     (1,267,875)     (7,636,985)     (3,321,487)

Discontinued acquisition costs                             --              --        (417,967)             --
Gain on sale of investment                             31,511              --          31,511              --
Interest income (expense), net                        (10,320)         69,674          22,534         178,568

                                                 -------------   -------------   -------------   -------------
Net loss                                         $ (4,348,667)   $ (1,198,201)   $ (8,000,907)   $ (3,142,919)
                                                 =============   =============   =============   =============

Net loss per common share (basic and diluted)           (0.23)          (0.10)          (0.46)          (0.30)
                                                 =============   =============   =============   =============

Weighted average shares used in computing net
     loss per common share (basic and diluted)     18,540,001      11,612,635      17,519,721      10,411,858
                                                 =============   =============   =============   =============

SEE ACCOMPANYING NOTES.

                                                      3

                                     ENTREPORT CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2001           2000
                                                                    ------------   ------------
OPERATING ACTIVITIES:
Net loss                                                            $(8,000,907)   $(3,142,919)
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                 1,370,407        178,020
        Gain on sale of website                                         (31,511)            --
        Discontinued acquisition costs                                  417,967             --
        Loss on disposal of fixed assets                                171,757             --
        Write-off of intangible assets                                3,251,177             --
        Write-off of capitalized financing costs                         72,379             --
        Issuance of common stock options and warrant for services        14,400        136,801
        Issuance of common stock to board of directors                  116,000             --
        Issuance of common stock for services                           140,794         74,000
        Changes in operating assets and liabilities                    (394,907)       265,895
                                                                    ------------   ------------
Net cash flows used in operating activities                          (2,872,444)    (2,488,203)
                                                                    ------------   ------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                 28,235       (369,690)
     Proceeds from sale of securities                                   378,325             --
     Proceeds from sale of website                                       31,511             --
     Deferred acquisition costs                                         (47,926)            --
     Proceeds from acquisition of University.com                          7,881             --
     Deferred acquisition fees                                          100,000             --
     Increases in website development costs                            (101,430)      (330,736)
                                                                    ------------   ------------
Net cash flows provided by (used in) investing activities               396,596       (700,426)
                                                                    ------------   ------------

FINANCING ACTIVITIES:
     Principal payment on capital lease obligations                     (58,269)            --
     Increases in capitalized financing costs                           (72,379)            --
     Re-payment of notes payable                                        (40,000)       (33,494)
     Issuance of common stock for cash, net                                  --      6,148,674
     Other financing costs / registration filings                       (47,132)            --
                                                                    ------------   ------------
Net cash flows (used in) provided by financing activities              (217,780)     6,115,180
                                                                    ------------   ------------

Increase in cash and cash equivalents                                (2,693,628)     2,926,551

Cash and cash equivalents at beginning of period                      2,780,402      1,458,139
                                                                    ------------   ------------

Cash and cash equivalents at end of period                          $    86,774    $ 4,384,690
                                                                    ============   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Issuance of common shares for acquisition of University.com         $ 3,456,030    $        --
                                                                    ============   ============
Issuance of common shares for services                              $        --    $   362,500
                                                                    ============   ============
Increases in notes payable borrowings                               $   378,325    $        --
                                                                    ============   ============
Capital lease obligations                                           $    28,000    $   186,367
                                                                    ============   ============

SEE ACCOMPANYING NOTES.

                                               4

                              EntrePort Corporation
         Notes to Unaudited Condensed Consolidated Financial Statements


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2001 and the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 2000 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting of personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through September 30, 2001, the Company has incurred net losses of $14,826,491. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds and it is presently in discussion with several companies regarding strategic alliances or investments. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts of classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

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

2. NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and nine-month periods ended September 30, 2001 and 2000 because the effect would be anti-dilutive.

3. COMMON STOCK AND WARRANTS

In March 2001, the Company issued 400,000 shares of common stock valued at $124,000 for investor relations services. The Company has recorded this amount as a prepaid asset to be amortized over 14 months which represents the period of service. The Company also granted a warrant to purchase 40,000 shares of common stock to the same consultant. The warrants are for the purchase of common stock of the Company at a price of $.56 per share. The warrants vest immediately and have a three-year life. The Company recorded compensation expense of $14,400 related to the warrants. No warrants have been exercised during the nine-month period ended September 30, 2001.

In 2001, the Company issued 400,000 shares of common stock valued at $116,000 to its two outside Directors for services rendered. The Company has recorded this amount as general and administrative expense. The Company also issued 199,000 shares of common stock to sales consultants and advisory board members pursuant to the common stock issuable at December 31, 2000 in which the Company approved common stock to be issued to various consultants as consideration for cancellation of existing stock options. In addition, in April 2001, the Company issued 150,000 shares of common stock valued at $43,500 to an investor relations consultant. The Company has recorded this amount as general and administrative expense.

4. STOCK OPTION PLAN

During the nine-month period ended September 30, 2001, the Company granted 1,531,399 stock options to employees. The options are for the purchase of common stock of the Company at a price range of $.17 to $2.75 per share. Options to purchase 1,517,374 common shares at prices ranging between $.17 to $4.00 were cancelled upon employee terminations. No options were exercised during the nine-month period ended September 30, 2001.

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

The acquisition described above has been accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16. The purchase price amounted to $3,688,506, inclusive of transaction costs, as follows:

Common stock issued.....................................      $    3,456,030
Acquisition costs.......................................             232,476
                                                              ---------------
Total consideration.....................................      $    3,688,506
                                                              ===============

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on the their estimated fair values at the date of acquisition, as follows:

Current assets acquired.................................      $       25,972
Property and equipment, and other assets................             261,377
Intangible assets, net..................................           3,839,252
Liabilities assumed.....................................            (438,095)
                                                              ---------------
Total...................................................      $    3,688,506
                                                              ===============

The intangibles are being amortized over a range of three to five years. During the three months ended September 30, 2001, the Company wrote-off the unamortized intangible assets of $3,030,459 based on the provisions of FAS 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Assuming that the above acquisition had occurred on the first day of the period from January 1, 2001 through September 30, 2001, the unaudited pro forma results of operations would be as follows:

                                                                                Net             Net
                                                                              Revenues          Loss
                                                                          -------------------------------
For the nine-month period ended September 30, 2001
EntrePort..........................................................       $     514,000     $ (3,059,000)
University.com.....................................................              67,000       (5,334,000)
                                                                          -------------------------------
Total..............................................................       $     581,000     $ (8,393,000)
                                                                          ===============================
Net loss per common share (basic and diluted)                                               $      (0.48)
                                                                                            =============

For the nine-month period ended September 30, 2000
EntrePort..........................................................       $     174,000     $ (3,143,000)
University.com.....................................................             223,000       (3,033,000)
                                                                          -------------------------------
Total..............................................................       $     397,000     $ (6,176,000)
                                                                          ===============================
Net loss per common share (basic and diluted)                                               $      (0.59)
                                                                                            =============

The above pro forma results include amortization of the acquired intangibles amounting to $866,000 for the nine-month periods ended September 30, 2001 and 2000. The intangibles are being amortized over a range of three to five years. The acquired intangible assets were written-down to a $39,000 net book value in the period ended September 30, 2001.

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

In September 2001, the Company entered into an agreement with Infotopia, Inc., an Ohio corporation ("Infotopia"), to terminate the planned transaction to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. The Company will retain the $100,000 received in June 2001. The Company has recorded this transaction as general and administrative to offset transaction costs. The Company also received $75,000 in cash from funds in escrow in October 2001.

8. RELATED PARTY TRANSACTIONS

In January 2001, the Company paid $55,000 to an officer in exchange for a promissory note due January 2002. The note bears interest at a rate of 8%. The officer has made partial payments amounting to $29,167. The amount due at September 30, 2001 is $28,315.

9. LITIGATION

As of September 30, 2001, EntrePort Corporation has been named as parties in various actions. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of EntrePort Corporation as set forth in the Condensed Consolidated Financial Statements.

10. HOMESEEKERS

In July 2001, the Company entered into a non-binding letter of intent to sell the Company to HomeSeekers.com, Incorporated, a Nevada corporation, ("HomeSeekers.com") in exchange for shares of HomeSeekers.com. In August 2001, the transaction was cancelled as the deadline requirements included in the letter of intent were not met.

HomeSeekers.com agreed to transfer marketable securities up to a value of $500,000. As part of the proposed transaction, during the three months ended September 30, 2001, the Company received marketable securities valued at $378,325, the Company believes it is unlikely that the remaining $121,675 will be funded by HomeSeekers. The full $378,325 principal, plus interest accrued at a rate of 8% per annum, is due in cash no later than December 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         REVENUES

For the three and nine months ended September 30, 2001, revenues were $182,179 and $573,146 compared to $101,918 and $173,947 for the same period in fiscal 2000, an increase of $80,261 or 79% for the three months and $399,199 or 229% for the nine months ended September 30, 2001. The increase for the three-month and nine-month periods are primarily due to increased membership revenue since launching of our iSucceed.com website on April 25, 2000, our joint University.com / iSucceed.com website on April 17, 2001, customized Re / Max eLearning Center website on May 18, 2001, customized Century 21 Learning System website on May 17, 2001, customized Prudential Real Estate University.com website on June 23, 2001, and the customized GMAC Real Estate University.com website on July 3, 2001. The increase is also due to the inclusion of revenue from University.com as a result of the completion of our acquisition of University.com on January 31, 2001. The increase in revenues in the third quarter of 2001 compared to the third quarter of 2000 is partially offset by lower sponsorship revenue than fiscal 2000, as we suspended the hosting of real estate seminars as of April 2001, as a cost savings measure.

         GROSS PROFIT (LOSS)

Gross profit (loss) on revenues was $(185,218) and $(887,675) for the three and nine months ended September 30, 2001 compared to $(335,006) and $(787,360) for the same periods in fiscal 2000, a decrease in the gross loss of $149,788 or 45% for the three months and an increase in the gross loss of $(100,315) or (13%) for the nine months ended September 30, 2001. The decrease in the gross loss for the three months ended September 30, 2001 is due to increases in membership revenue, decrease in seminar hosting costs, and lower website hosting facilities costs, partially offset by greater commissions, amortization of capitalized web development, and the inclusion of the University.com content costs as a result of our acquisition of University.com in January 2001

The increase in the gross loss for the nine months ended September 30, 2001 is due to increases in commissions, amortization of capitalized web development, and the inclusion of the University.com content costs as a result of our acquisition of University.com in January 2001, partially offset by increases in membership revenue, decrease in seminar hosting costs and lower website hosting facilities costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Product development expenses were $160,818 and $591,871 for the three and nine months ended September 30, 2001 compared to $122,399 and $419,429 for the same periods in fiscal 2000, an increase of 38,419 or 31% for the three months and an increase of $172,442 or 41% for the nine months ended September 30, 2001. The increase in the product development expenses for the three and nine months ended September 30, 2001 is the inclusion of the University.com engineering and product development costs as a result of our acquisition of University.com in January 2001. Current product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $68,106 and $325,589 for the three and nine months ended September 30, 2001 compared to $308,031 and $664,472 for the same periods in fiscal 2000, a decrease of $(239,925) or (78%) for the three months and $(338,883) or (51%) for the nine months ended September 30, 2001. The decrease in selling and marketing expenses in the three and nine months ended September 30, 2001 is due to lower labor costs due to headcount reductions. The decrease in selling and marketing expenses in the nine months ended September 30, 2001 is also due to the $137,000 of compensation recorded in fiscal 2000 related to options granted to our sales consultants.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $704,539 and $2,580,673 for the three and nine months ended September 30, 2001 compared to $502,440 and 1,450,226 for the same period in fiscal 2000, an increase of $202,099 or 40% for the three months and $1,130,447 or 78% for the nine months ended September 30, 2001. The increase in the selling, general and administrative expense in fiscal 2001 was due to the inclusion of University.com selling and general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to University.com acquisition for the three and nine month periods ended September 30, 2001 amounted to $285,000 and $770,000, respectfully. Also, the increase in the selling, general and administrative expense in fiscal 2001 is due to the $172,000 loss on disposal of excess furniture, equipment and leasehold improvements primarily due to the closure of our Minneapolis facility as a result of a cost saving measure.

         WRITE-OFF ON INTANGIBLE ASSETS AND WEBSITE DEVELOPMENT COSTS

The loss of $3,251,177 was due to the write-off of certain intangible assets acquired during the acquisition of University.com and website development costs. The write-off included $1,044,447 in a write-down of the domain name valuation, $1,986,012 in a write-off of the customer list valuation and $220,718 in the write-down of the capitalized website development costs.

         DISCONTINUED ACQUISITION COSTS

The loss of $419,967 was due to the Company's cancellation of its planned acquisition of By Referral Only, Inc.

         GAIN ON SALE OF INVESTMENT

During the three months ended September 30, 2001, the Company recorded other income amounting to $31,511 for the sale of one of its websites.

         INTEREST INCOME (EXPENSE)

Net interest expense was $(10,320) and net interest income $22,534 for the three and nine months ended September 30, 2001, respectively, compared to net interest income of $69,674 and $178,568 for the same periods in fiscal 2000, respectively, a decrease of $(79,994) or (115%) for the three months and $(156,034) or (87%) for the nine months ended September 30, 2001. The decreases are due to the lower cash balance in fiscal 2001.

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

As of September 30, 2001, we had a working capital deficit of $(1,756,243). Although, we have approximately $105,000 cash on hand as of November 13, 2001, we expect to spend our cash at a rate of $120,000 per month at our current level of operations. At this rate, our cash reserves will be depleted by early December 2001, unless we are able to raise additional capital.

In July 2001, the Company entered into a non-binding letter of intent to sell the Company to HomeSeekers.com, Incorporated, a Nevada corporation, ("HomeSeekers.com") in exchange for shares of HomeSeekers.com. In August 2001, the transaction was cancelled as the deadline requirements included in the letter of intent were not met.

HomeSeekers.com agreed to transfer marketable securities up to a value of $500,000. As part of the proposed transaction, during the three months ended September 30, 2001, the Company received marketable securities valued at $378,325, the Company believes it is unlikely that the remaining $121,675 will be funded by HomeSeekers. As of November 13, 2001, the Company has converted the securities to $378,325 in cash. The full $378,325 principal, plus interest accrued at a rate of 8% per annum, is due in cash no later than December 31, 2001. The Company has signed an agreement with e-Home.com, Inc. dba HomeMark ("HomeMark") to extend the maturity of the note to January 2, 2003, in the event that that HomeMark acquires the interest and rights of HomeSeekers.com under the Loan Agreement.

We need approximately $200,000 emergency interim financing to fund our operations until the end of the fiscal year and approximately $2 million in additional cash financing to fund the real estate operations for the foreseeable future. However, in order to pursue additional acquisitions and development of other industry specific web portals, we will need significant additional working capital during the next twelve months.

We are actively seeking additional financing options to raise needed funding, including mergers and acquisitions by companies with significant financial resources. If we are unable to raise additional capital by early December 2001, either through a merger, acquisition, bridge financing arrangement or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.

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

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by early December 2001 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our recent contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

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

Inapplicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

ITEM 5.  OTHER INFORMATION.

Inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                Description
         -----------                -----------

           10.1 Loan agreement dated July 16, 2001 between Entreport Corporation and Homeseekers.com Incorporated.

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EntrePort Corporation
                                                      (Registrant)


Dated:  November 13, 2001                   By:    /s/ William A. Shue
                                                   ----------------------------
                                                   William A. Shue,
                                                   Chief Executive Officer


Dated:  November 13, 2001                   By:    /s/ Ronald D. Suokko
                                                   ----------------------------
                                                   Ronald D. Suokko,
                                                   Chief Accounting Officer