Form 10KSB
period 2001-12-31
ENTREPORT CORP
filed 2002-04-16
CIK 1092494

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         Commission File Number 1-15947

                              ENTREPORT CORPORATION
           (Name of small business issuer as specified in its charter)

                 FLORIDA                                     65-0703923
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                          5937 DARWIN COURT, SUITE 109
                           CARLSBAD, CALIFORNIA 92008
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (760)688-1144
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                                            PAR VALUE
                               -------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the most recent fiscal year was $747,631

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,278,098 as of April 11, 2002. Shares of common stock held by each officer and director and by each person or group who owns 5% or more of the outstanding common stock amounting to 7,150,931 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         As of April 11, 2002, 18,770,001 shares of our common stock were issued and outstanding.

         Documents Incorporated by Reference: None.

         Transitional Small Business Disclosure Format: No.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

We were incorporated in Florida in 1996, and began our current internet-based business in 1999.

In March 2000, we completed a private placement offering of our common stock through the Roth Capital Partners Inc., as placement agent. We issued 3,665,289 shares of common stock at $2.00 per share to private investors for net proceeds of approximately $6.0 million. In conjunction with the offering, we issued Roth Capital a five-year warrant to purchase 353,750 shares of our common stock at an exercise price of $2.00 per share.

On January 31, 2001, we acquired University.com, Inc. ("University.com"), a Minnesota corporation based in Minneapolis, Minnesota, which is engaged in the business of developing, hosting, managing and providing support for internet training and education portals. The transaction was structured as a merger in which a wholly-owned subsidiary of EntrePort formed specifically for the purposes of the merger was merged with and into University.com. As a result of the merger, University.com became a wholly-owned subsidiary of EntrePort. Under the terms of the agreement, we issued 5,609,788 shares of our common stock to the existing shareholders of University.com in exchange for all of the issued and outstanding shares of common stock of University.com. An additional 1,148,430 shares are issuable upon the exercise of outstanding options and warrants that we assumed from University.com in the merger.

On March 14, 2002, the Company signed an acquisition agreement with Advanced Communications Technologies (Australia) Pty Ltd. ("ACT"). Under the terms of the agreement, the Company will issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT will deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing. In addition, ACT will provide $200,000 in interim financing prior to closing, of which $50,000 has been received as of March 31, 2002. ACT will also pay certain expenses prior to closing. Closing is expected to occur no later than May 31, 2002.

BUSINESS OF ISSUER

GENERAL

EntrePort Corporation (AMEX:ENP) together with its wholly-owned subsidiary University.com, Inc. (collectively the "Company" or "EntrePort") design, build, implement, host and manage on-line continuing education and on-line and off-line performance enhancement learning communities for use by professionals in selected industries.

To date, the Company's activities have focused on providing its services to companies and professionals in the real estate industry. As of the date of this filing, the Company has executed contracts with the five largest real estate agencies in the United States. Specifically, the Company has executed contracts with Coldwell Banker Real Estate, RE/MAX International, Prudential Real Estate, and GMAC Real Estate (Better Homes & Gardens). In addition, the Company is negotiating revisions to a previous agreement with Century 21 Real Estate. These contracts grant the Company the right to offer exclusive on-line required continuing education courses and on-line and off-line professional development services to their approximately 314,000 associated real estate professionals located in the United States, Canada, Australia, Europe, and New Zealand. The Company also offers a public, open-access learning community for use by all real estate professionals regardless of agency affiliation.

The Company's services are provided through a combination of private-label web sites, the Company's own open access web site (located at WWW.ISUCCEED.COM), off-line classroom seminars, one-on-one coaching and telephone conference calls. Through these various learning methodologies, the Company is able to deliver its unique peer-developed performance enhancement offerings as well as the industry required continuing education to its members. The Company is unaware of any other company that offers the same suite of on-line continuing education training and on-line and off-line peer-developed performance enhancement content and training through a multitude of learning methodologies.

The Company generates revenue through: (i) membership fees charged to subscribers to its web sites, (ii) fees charged to its members for on-line continuing education coursework, (iii) fees charged to strategic alliance partners, (iv) fees charged for system hosting and management and (v) commissions earned on the sale of products through its web store.

On January 31, 2001, EntrePort Corporation acquired Minneapolis, Minnesota-based University.com in a stock for stock transaction. Prior to the merger, EntrePort Corporation had been engaged in joint marketing and development efforts with University.com.

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

OUR STRATEGY

         EXISTING ON-LINE BUSINESS - A significant amount of the Company's efforts to date have focused on the negotiation and subsequent execution of contracts for the development of private label learning communities. Such efforts have resulted in contracts to provide private label on-line continuing education and on-line and off-line performance enhancement training with real estate agencies in total comprising approximately 314,000 associated real estate professionals. The Company plans to begin aggressively marketing its private label sites as resources allow. Marketing efforts to date with respect to private label sites have been limited.

In addition to the private label efforts, the Company, after a "beta" launching period, re-launched its first open access web learning community (located at www.iSucceed.com) on September 15, 2000. Since the re-launch date, the Company had marketed the web site primarily through the hosting of free live seminars. From the re-launch date to the date of this filing, the Company had hosted 19 free live seminars attended by approximately 4,180 real estate professionals. The Company estimates that its sell-through rate with respect to live seminar attendees was approximately 35%. The results of these limited activities including the "beta" launch marketing have produced approximately 3,200 iSucceed.com members.

         SYNERGIES WITHIN EXISTING BUSINESSES - The Company anticipates achieving revenue enhancing synergies from the addition of additional products and services both under development and in discussion through potential acquisition.

         CONSOLIDATION STRATEGY - The Company's goal is to dominate each vertical market it enters through internal growth, strategic alliances and acquisitions. The real estate industry is highly fragmented with no dominant leader. The consolidation strategy is focused on capturing on-line distribution relationships with major companies in its targeted markets. Such relationships will enable the Company to offer its suite of both on-line and off-line products and services to a broader audience. Consolidating companies in each vertical market will allow for more rapid (1) brand recognition, (2) market share, and
(3) revenue growth.

OUR PRODUCTS AND SERVICES

The Company offers a variety of on-line and off-line product offerings that are further described as follows:

         PRIVATE LABEL LEARNING COMMUNITIES

The Company develops, hosts, manages, administers and provides content to private label learning communities established for real estate agency companies. Through its proprietary Internet-based learning management system ("Virtual

University"), the Company provides e-learning portals for continuing education and professional development training. As of the date of this filing, the Company has created private label learning communities for Coldwell Banker Real Estate, RE/MAX International, Century 21 Real Estate, GMAC Real Estate and Prudential Real Estate.

The Virtual University system serves as the framework through which the Company provides its private label on-line learning tools and related services. The system is designed to allow for efficient development, deployment and management of the Company's on-line offerings. The Virtual University system offers its users the advantage of anywhere, anytime, anyone access to features including challenging and enriching course content, access to up-to-date information, and a full-featured on-line community to interact with fellow users and instructors at a significantly lower cost than traditional methods of delivery.

The Virtual University seamlessly supports the full range of any organization's training programs, including delivery of on-line, on-demand classes and management of live classroom based training. The Virtual University's system components are grouped by module and function, using traditional education-oriented names to help users navigate the site. The modules include:

         PERFORMANCE ENHANCEMENT COURSES: Provides a complete offering of training and coaching, 10 to 15 minute course modules as well as classroom style modules. Topics range from general business to industry specific skills. As of the date of this filing, the Company has developed 70 hours of client-neutral classroom style on-line content, 30 hours of client-specific classroom style on-line content, and 77 client-neutral training modules ranging from 10 to 15 minutes, with over 150 new 10 to 15 minute modules in production.

         CONTINUING EDUCATION: Through the Company's own proprietary continuing education courses, the Company provides approved on-line continuing education in 19 states.

         DUPLICABLE TOOLS: The Company offers downloadable and customizable tools such as flyers, letters, postcards, business forms, and pre-listing packages provided by the industry's top-producing agents.

         INDUSTRY NEWS: This area offers information on industry and company developments.

         PERSONAL AREA: Provides a personal area for the members by creating a profile to simplify the registration and commerce process.

         CHAT AND DISCUSSION BOARDS: Members can share ideas with other members or experts in chat rooms and participate in a variety of threaded discussion groups.

         ADMINISTRATIVE SERVICES: Provides a full range of member services to support the learning experience, including administration, support and accounting office.

         E-COMMERCE: Offers merchandise and support materials for sale on-line, including books, video and audio-tapes, as well as software programs. The Company takes the order and does not provide inventory or order fulfillment service and the provider of the product fulfills that need.

         TRACKING AND REPORTING TOOLS: Provides corporate customers the ability to track and monitor each member's progress to ensure course completion, concept mastery and evaluate training effectiveness.

As of the date of this filing, the Company had developed private label learning communities for the following companies:

================================================================================
                         Private Label Communities
                                                        Associated
              Company             Launch Date             Agents
            -----------           -----------          -----------
            Century 21             June-01                110,000
            Coldwell Banker    Live/Re-launch Feb-02       72,000
            RE/MAX Int'l           June-01                 65,000
            Prudential             June-01                 45,000
            GMAC                    Aug-01                 22,000
                                                       -----------
                     Total                                314,000
================================================================================

         OPEN ACCESS LEARNING COMMUNITIES: Through its iSucceed.com web site (located at WWW.ISUCCEED.COM), the Company offers the general public an open access learning system. This system offers services similar to those offered through its private label communities (with the exception of corporation specific, proprietary content) for professionals in the real estate industry. Members of the open access learning communities have full access to the Company's complete offering of continuing education and peer-developed performance enhancement products and services.

MARKETING

The Company employs a two-tiered marketing approach to most effectively grow its business.

         UPPER TIER MARKET PUSH: Upper tier marketing consists of developing strategic relationships with corporations and individuals within a targeted industry that provide access to the ultimate users of the Company's products. These activities are carried out by a marketing team lead by and consisting primarily of senior management of the Company. The Company's upper tier marketing activities include the following:

         CREATION OF STRATEGIC ALLIANCES - The Company intends to continue its strategy of developing strategic relationships with corporations, groups and individuals within a targeted industry that provide access to a large number of ultimate end-users of the Company's products and services (real estate agents and others). As of the date of this filing, the Company had entered into strategic alliances with Century 21 Real Estate, Coldwell Banker Real Estate, RE/MAX International, Prudential Real Estate, and GMAC Real Estate (Better Homes & Gardens), to provide exclusive and non-exclusive on-line and off-line services to their approximately 314,000 real estate professionals located in the United States, Canada, Australia, Europe, and New Zealand.

         CREATION OF STRATEGIC LINKS - The Company intends to continue its strategy of entering into strategic web-based linking agreements with certain industry related organizations. These linking arrangements direct targeted Internet-users to the Company's web-based services.

         LOWER TIER MARKET PULL: Lower tier marketing consists of communicating and promoting the Company's products and services to the ultimate customer. This market consists primarily of the approximately 720,000 real estate professionals in the United States.

         DIRECT SALES FORCE - The Company does not currently have a sales force but anticipates adding regional sales representatives in various markets to service the private university agreements.

         TELEMARKETING - The Company anticipates adding an internal telemarketing sales team to follow-up on the real estate agent roster for each private branded university.

         OTHER - The Company also intends to continue to market its products and services through a combination of on-line and off-line advertising, including traditional industry print, targeted direct mailing, telemarketing and through the use of facsimile and electronic mail capabilities. Additionally, the Company intends to participate in selective industry recognized trade shows.

COMPETITION

The Company competes with providers of on-line and off-line learning solutions, third-party providers of traditional classroom training, industry agencies, education publishers, as well as internal corporate training departments. Management does not believe that it has any significant competitor offering the same suite of on-line and off-line services in the highly fragmented real estate industry.

         MARKET SEGMENTATION

The e-learning industry can be divided into three segments: content, technology and services. Below is a brief description of each segment:

         CONTENT - Content providers author and publish intellectual property that may be delivered through a variety of training delivery methods and media. This segment includes customized and off-the-shelf courseware, synchronous and asynchronous course delivery, linear and branched content, and complex multimedia simulations.

         TECHNOLOGY - Technology vendors provide creation and capture tools, enterprise systems, and learning-specific software and hardware that enable creation, deployment, delivery and management of technology based training.

         SERVICES - Service providers offer a variety of learning-related services, which are categorized into three groups: portals, learning service providers and other professional services.

Additionally, the e-learning industry can be divided into horizontal and vertical participants.

         HORIZONTAL - These are companies that focus on providing learning solutions across an entire Company's business which may include salesmanship training for marketing professionals, training in the use of computer software for support staff, and leadership training for corporate managers.

         VERTICAL - These companies focus on one particular related set of skills and target the user who requires such skills. These services are offered to the user regardless of the employer.

         COMPETITIVE ADVANTAGES: The Company's strategy consists of an industry vertical approach combining on-line content, technology and services with an off-line coaching program. This approach offers a complete suite of services and learning methodologies to meet its customers' goal of enhancing skills and providing required continuing education. The competitive advantages of the Company are more completely described below:

         INDUSTRY VERTICAL FOCUS: Focusing on a particular industry allows the Company to thoroughly understand the needs of a particular community and to offer the products and services that most effectively address its needs. This approach is analogous to the methodology employed in higher education where an individual college professor specializes in a specific field of study and work to develop methodologies to communicate this information. Within an industry this allows for the development of best practices learning techniques and to apply that knowledge across an industry.

         UNIQUE PERFORMANCE ENHANCEMENT CONTENT: Management believes that the Company's on-line and off-line performance enhancement training offerings are a unique set of products and services not offered by any of the Company's competitors. These performance enhancement offerings include industry proven, peer-developed training and materials designed to increase productivity and profitability. As of the date of this filing, the Company had executed exclusive license contracts with 150 top real estate brokers/agents to provide training and performance enhancement content to the Company's real estate agent customers. Significantly, these top agents provide marketing material such as brochures, advertising materials, pre-listing materials and postcards in a downloadable format that can be modified and personalized by users to enhance their business. Management estimates that in the year 2000, this group of 150 top producers was responsible for closing approximately 10,000 residential real estate transactions with an estimated value of $1.0 billion.

         REQUIRED CONTINUING EDUCATION: Continuing education for real estate professionals is currently required in all 50 states. As of the date of this filing, the satisfaction of such requirements through on-line mediums had been approved in at least 32 states. Management believes that targeting markets where individuals are required to engage in continuing education offers a distinct advantage over markets where no such incentive exists.

         MULTIPLE LEARNING METHODOLOGIES: The Company is unaware of any other company that offers the same suite of on-line continuing education training and on-line and off-line peer-developed performance enhancement content and training through a multitude of learning methodologies. At present, the Company employs six different learning methodologies, including on-line classroom style learning, 10 to 15 minute on-line training modules, off-line classroom learning, one-on-one coaching, group teleclasses, and printed materials. The mix of these products and services allow the individual customer to select the most appropriate and efficient methodology through which to learn and offers a full service education solution to its corporate clients.

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

TECHNOLOGICAL SUPPORT

We currently have three employees on our information technology staff. Typically, we handle ongoing support and maintenance of our web sites in-house, but we look to outside consultants from time to time for certain web design and software development tasks.

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

The Company's Carlsbad, California corporate headquarters houses the corporate internal operational systems including, accounting, email, and customer relation management. The main servers are IBM Netfinity 5600's utilizing a Microsoft Exchange software platform. The client stations include Microsoft Windows and Macintosh platforms. All sites are firewall protected.

The Company's Carlsbad office also houses six development servers including Dell and IBM clone products. The servers utilize Microsoft sequel server database software operating on a Microsoft Windows 2000 platform. These systems are further enhanced by Cisco load balances and firewall hardware and software.

The web site offered to the Company's customers is hosted by the Carlsbad office. Components of the system include IBM Netfinity 4000, 5600, and 7000 servers, replicated F5 load balancing devices, and Cisco routers and firewalls. The site is designed to provide high-availability with a goal of a 24/7 operational system. The database servers are clustered in order to provide high availability, scalability, performance, and manageability. The web server farm is load balanced. These technologies provide real time replicated services.

The clustered load balanced design offers the ability to add users or applications to the system, while maintaining performance at existing levels, by adding servers into the cluster. If a server in cluster is unavailable or too busy to respond to a request for a resource, the request is transparently passed to another server capable of processing it. In this system, major components or subsystems belonging to a server may fail without users being affected. The clustering software detects the failure and makes the resource available from another system in the cluster. The system contains replicated load balance devices to provide immediate rollover in the event a load balance device fails.

EMPLOYEES

As of March 31, 2002, we employed 9 people on a full-time basis, and none on a part-time basis. None of our employees are covered by an ongoing collective bargaining agreement with us and we believe that our relationship with our employees is good.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

You should carefully consider the following risk factors and the other information in this filing before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

         FORWARD-LOOKING STATEMENTS. EntrePort makes written and oral statements from time to time regarding its business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives of EntrePort to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of EntrePort. For such statements, EntrePort claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by early May, 2002 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

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

         FINANCIAL CONDITION. We were founded in 1996 and began our current Internet-based business in March 1999. The Company has incurred net losses of $15.2 million since its inception through December 31, 2001.

On March 14, 2002, the Company signed an acquisition agreement with ACT. Under the terms of the agreement, the Company will issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT will deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing. In addition, ACT will provide $200,000 in interim financing prior to closing, of which $50,000 has been received as of March 31, 2002. ACT will also pay certain expenses prior to closing. Closing is expected to occur no later than May 31, 2002.

The agreement is subject to certain closing conditions, including but not limited to, shareholder approval, the approval of the American Stock Exchange, and the Companies' completion of satisfactory due diligence. There can be no assurances that the transaction will successfully close or that the Company will receive the financing necessary to continue its operations.

         OUR BUSINESS MODEL IS NEW AND HAS NOT BEEN PROVEN BY US OR ANYONE ELSE. We are engaged in the business of developing Web portals dedicated to offering general information, communication tools, training and other goods and services to members of certain industry specific Internet communities. We have not commenced in commercial operations based on our business model other than beta testing and, to our knowledge, no other business has engaged in operations primarily devoted to offering general information, communication tools, training and other goods and services to members of industry specific Internet communities. While we believe that the uniqueness of our business model offers certain potential advantages, that same uniqueness also offers potential risks associated with the development of a business model that is untried and unproven. While there are certain businesses that are engaged primarily in the business of developing communities of personalized web sites and portals, these businesses are not as target specific as we are and their success may not be an indicator of our potential success.

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

         OUR MARKETS ARE HIGHLY COMPETITIVE. The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal and current and new competitors can launch new Web sites at a relatively low cost. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online products and services. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies, then our existing Web portals may become obsolete. Our future success will depend on our ability to enhance our existing services and develop new services that address the increasingly sophisticated and varied needs of our prospective subscribers.

         WE ARE DEPENDENT UPON OUR KEY PERSONNEL. Our performance is substantially dependent on the continued services and on the performance of our senior management and other key personnel, particularly David D'Arcangelo and William Shue. We currently have employment agreements in place with Messrs. D'Arcangelo and Shue. In addition, we plan to obtain "key person" life insurance for our key personnel, however, at this time, no such policies are in effect. Our performance will also depend upon our ability to retain and motivate other officers and key employees. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations. Mr. D'Arcangelo and Mr. Shue, as a condition of closing, agreed to terminate their existing employment agreement effective upon the closing date set forth in the acquisition agreement by ACT.

         WE MAY BE SUBJECT TO CLAIMS AS A RESULT OF INFORMATION PUBLISHED ON, POSTED ON OR ACCESSIBLE FROM OUR INTERNET SITES. We may be subject to claims of defamation, negligence, copyright or trademark infringement (including contributory infringement) or other claims relating to the information contained on our web portals, whether written by us or third parties. These types of claims have been brought against online services in the past and can be costly to defend regardless of the merit of the lawsuit. Although recent federal legislation protects online services from some claims when the material is written by third parties, this protection is limited. Furthermore, the law in this area remains in flux and varies from state to state. While no claims have been made against us to date, our business could be seriously harmed if one were asserted.

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

         OUR FUTURE E-COMMERCE OPERATING RESULTS ARE UNPREDICTABLE. Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

        o our ability to attract and retain new members and maintain customer satisfaction;

        o new Web sites, services and products introduced by us or by our competitors;

        o   price competition;

        o decreases in the level of growth, use of, or consumer acceptance of, the Internet and other online services for the purchase of products and services;

        o our ability to upgrade and develop our products, services systems and infrastructure;

        o traffic levels on our Web sites and our ability to convert that traffic into subscribers;

        o technical difficulties or system downtime affecting the Internet or online services generally, or the operation of our Web sites;

        o government regulations related to use of the Internet for commerce or sales and distribution of products and services.

         WE MAY NOT BE ABLE TO DELIVER VARIOUS SERVICES IF THIRD PARTIES FAIL TO PROVIDE RELIABLE SOFTWARE, SYSTEMS AND RELATED SERVICES. We are dependent on various third parties for software, systems and related services. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may be adversely affected by the failure of these third parties to provide reliable software systems and related services.

         NO DIVIDENDS. We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future. We intend to retain earnings, if any, as necessary to finance the operation and expansion of our business.

ITEM 2. PROPERTIES

Our executive offices are located at 5937 Darwin Court, Suite 109, Carlsbad, California and consist of approximately 5,000 square feet of office space. We lease this space pursuant to a three-year lease expiring on June 30, 2004, at the rate of $7,000 per month, subject to annual increases. We believe there is an adequate supply of suitable office space available for lease on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS

EntrePort Corporation has been named as a party in two legal actions regarding a dispute with two vendors. The two pending claims allege a breach of contract and are requesting an amount due of $138,917. Trial dates have been set for May and June 2002 in the San Diego County Superior Court.

In January and February 2002, vendors obtained two judgments against the Company amounting to $53,474. No payments have been made on either judgment.

Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the American Stock Exchange under the symbol "ENP" since June 16, 2000. Prior to that date, our common stock traded on the OTC Bulletin Board under the symbol "ERTE."

The Company received a notice dated March 8, 2002 from the American Stock Exchange that it intended to strike the company's common stock from listing and registration on the exchange. The Company is appealing the potential delisting.

The following table shows the high and low bid prices for our common stock from January 1, 2000 through June 15, 2000 as reported by the OTC Bulletin Board and the high and low sale prices since June 16, 2000 as reported by the American Stock Exchange. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2000 (OTC Bulletin Board)                           High Bid            Low Bid
--------------------------------------------------------------------------------
First quarter                                        $ 10.38            $  4.50
Second quarter (through June 15, 2000)                  8.63               3.00

2000 (American Stock Exchange)                      High Sale           Low Sale
--------------------------------------------------------------------------------
Second Quarter (from June 16, 2000)                  $  4.25            $  3.00
Third Quarter                                           4.94               2.75
Fourth Quarter                                          4.37               0.50

2001 (American Stock Exchange)                      High Sale           Low Sale
--------------------------------------------------------------------------------
First quarter                                        $  1.13            $   .25
Second quarter                                           .80                .08
Third Quarter                                            .21                .03
Fourth Quarter                                           .22                .04

As of December 31, 2001, we had approximately 182 record holders of our common stock. We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. We anticipate that earnings, if any, will be retained for the operation of our business.

         IN THE LAST FISCAL YEAR, WE SOLD OR ISSUED THE FOLLOWING UNREGISTERED
SECURITIES:

In January 2001, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com at a valuation of $3,456,030.

In April 2001, the Company issued 400,000 shares of common stock valued at $116,000 to its two outside Directors for services rendered. The Company has recorded this amount as a general and administrative expense.

Additionally, in April 2001, the Company also issued 199,000 shares of common stock valued at $44,450 to sales consultants and advisory board members pursuant to the common stock issuable at December 31, 2000 in which the Company approved common stock to be issued to various consultants as consideration for cancellation of existing stock options.

Also in April 2001, the Company issued 150,000 shares of common stock valued at $43,500 to an investor relations consultant. The Company has recorded this amount as a general and administrative expense.

In October 2001, the Company issued 50,000 shares of common stock valued at $3,500 to a vendor as a partial payment to terminate a facilities lease. The Company has recorded this amount as a general and administrative expense.

Also in October 2001, the Company issued 150,000 shares of common stock valued at $10,500 to settle a lawsuit. The Company has recorded this amount as a general and administrative expense.

In December 2001, the Company issued 30,000 shares of common stock valued at $2,100 to a consultant for content services. The Company has recorded this amount as cost of revenues.

COMMON STOCK WARRANTS

In January 2001, the Company granted a warrant to purchase 40,000 shares of common stock to an investor relations consultant. The warrants are for the purchase of common stock of the Company at a price of $.56 per share. The warrants vest immediately and have a three-year life. The Company recorded compensation expense of $14,400 related to these warrants.

Also in January 2001, the Company granted 291,467 warrants in order to convert the warrants issued by Unversity.com into warrants of the Company. The warrants are for the purchase of the Company's common stock at a price of $2.09 which was greater than the Company's stock price on the effective date of the acquisition. The Company recorded no compensation expense related to these warrants as they were determined to have minimal value.

No warrants have been exercised during the two year period ended December 31, 2001.

COMMON STOCK OPTIONS

In January 2001, the Company granted options to purchase 856,963 shares of common stock at a price of $2.09 per share to the option holders of University.com. The options were granted to 20 employees and 10 vendors and consultants in this exchange. The Company recorded no compensation expense related to these options.

In January 2001, the Company granted options to purchase 200,000 shares of common stock at a price range of $.56 to $2.75 per share to 14 employees.

In April 2001, the Company granted options to purchase 1,331,399 shares of common stock at a price of $.17 per share to 30 employees.

We also cancelled 1,803,608 options issued to 49 employees at a price range of $.17 to $2.75 per share.

         IN THE LAST FISCAL YEAR, WE SOLD AND ISSUED THE FOLLOWING REGISTERED
SECURITIES:

In March 2001, the Company issued 400,000 shares of common stock to a consultant valued at $124,000 for investor relations services. This amount was expensed to general and administrative expenses.

         IN THE LAST FISCAL YEAR, WE REGISTERED THE FOLLOWING SECURITIES THAT HAD PREVIOUSLY BEEN ISSUED AS UNREGISTERED SECURITIES:

In February 2001, the Company registered 5,283,614 common shares.

In March 2001, the Company registered a supplemental 500,000 common shares.

SELECTED HISTORICAL FINANCIAL DATA

The selected historical financial data set below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's historical financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-KSB.

                                                                 Years ended December 31,
                                                      -------------------------------------------------
STATEMENT OF OPERATIONS DATA:                             2001              2000               1999
                                                      -------------------------------------------------
Revenues.....................................         $   747,631        $   328,483         $  11,911
Costs and expenses:
  Cost of revenues...........................           1,628,934          1,524,346                 -
  Engineering and product development........             675,980            559,586            97,579
  Selling and marketing......................             496,618          1,002,096           110,320
  General and administrative.................           2,668,837          2,050,842         1,686,670
  Write-off of intangible assets.............           3,627,946                  -                 -
                                                      -------------------------------------------------
     Total costs and expenses................           9,098,315          5,136,870         1,894,569
                                                      -------------------------------------------------
Loss from operations.........................          (8,350,684)        (4,808,387)       (1,882,658)
Net loss before extraordinary item...........          (8,641,210)        (4,927,947)       (1,891,812)
Net loss.....................................          (8,408,879)        (4,927,947)       (1,891,812)
Net loss per share (basic and diluted)(1)....         $      (.47)       $      (.46)       $     (.31)
Weighted average common shares
  outstanding - (basic and diluted) (1)......          17,816,203         10,726,301         6,068,605

                                                                                  December 31,
BALANCE SHEET DATA:                                                          2001              2000
                                                                         ------------------------------
Cash and cash equivalents..........................................      $    39,856        $2,780,402
Working capital....................................................       (1,150,316)        1,420,154
Total assets.......................................................          490,542         5,062,742
Long term portion of capital lease obligation......................                -           120,893
Long term portion of notes payable.................................          388,325                 -
Total stockholders' equity.........................................       (1,144,900)        3,562,489

(1) See Note 1 to Consolidated Financial Statements for a description of the computation of net loss per share and the number of shares used in the per share calculation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

         REVENUES

For the year ended December 31, 2001, revenues were $747,631 compared to $328,483 for the same period in fiscal 2000, an increase of $419,148 or 128%. The increase for the year is primarily due to increased membership revenue since launching of our iSucceed.com website on April 25, 2000, our joint University.com / iSucceed.com website on April 17, 2001, and the launching of three customized websites between May and July 2001 to support Re / Max eLearning, Century 21 Learning System, Prudential Real Estate University.com and GMAC Real Estate University. The increase is also due to the inclusion of revenue from University.com as a result of the completion of our acquisition of University.com on January 31, 2001.

         COST OF REVENUES

Cost of revenues was $1,628,934 for the year ended December 31, 2001 compared to $1,524,346 for the same period in fiscal 2000, an increase of $104,588 or 7%. The increase in the cost of revenues is due to increases in content training commissions, amortization of capitalized web development, and the inclusion of the University.com content costs as a result of our acquisition of University.com in January 2001 partially offset by lower seminar hosting costs in fiscal 2001.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Engineering and product development expenses were $675,980 for the year ended December 31, 2001 compared to $559,586 for the same period in fiscal 2000, an increase of $116,394 or 21%. The increase in the engineering and product development expenses for the year ended December 31, 2001 is due to the inclusion of the University.com engineering and product development costs as a result of our acquisition of University.com in January 2001. Current engineering and product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $496,618 year ended December 31, 2001 compared to $1,002,096 for the same periods in fiscal 2000, a decrease of $505,478 or 50%. The decrease in selling and marketing expenses in the year ended December 31, 2001 is due to lower labor costs due to headcount reductions. The decrease in selling and marketing expenses in the year ended December 31, 2001 is also due to the $204,000 of compensation recorded in fiscal 2000 related to options granted to our sales consultants compared to $14,000 in fiscal 2001.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $2,668,837 during the year ended December 31, 2001 compared to $2,050,842 for the same period in fiscal 2000, an increase of $617,995 or 30%. The increase in general and administrative expenses in fiscal 2001 was due to the inclusion of University.com general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to the University.com acquisition for the year ended December 31, 2001 amounted to $772,000. The increases are partially offset by lower labor costs due to headcount reductions during fiscal 2001.

         WRITE-OFF OF INTANGIBLE ASSETS

The write-off of intangible assets in the amount of $3,627,946 in the year ended December 31, 2001 was due to the write-off of certain intangible assets acquired during the acquisition of University.com and website development costs. The write-off included $1,044,447 in a write-down of the domain name valuation, $1,920,151 in a write-off of the customer list valuation, $288,339 in the write-down of the capitalized website development costs and $375,009 in the write-off of unamortized license fees.

         ABANDONED ACQUISITION COSTS

The loss of $436,528 in the year ended December 31, 2001 was due to the Company's cancellation of its planned acquisition of By Referral Only, Inc.

         IMPAIRMENT LOSS ON INVESTMENT, NET OF GAIN ON SALE OF INVESTMENT

The Company received proceeds from the sale of one of its test websites amounting to $40,743 for the year ended December 31, 2001 compared to $55,109 for the same period in fiscal 2000. During fiscal 2000, the Company also wrote-down its equity investment in Sportware Technologies, Inc. amounting to $399,500.

         OTHER INCOME

During 2001, the Company recognized a gain of $94,995 related to an aborted transaction with Infotopia Inc. As part of the termination agreement, the Company retained $175,000 which was partially offset by approximately $80,000 of related transaction costs.

         INTEREST INCOME

Net interest income was $53,702 for the year ended December 31, 2001, compared to interest income of $247,948 for the same periods in fiscal 2000 a decrease of $194,246 or 78%. The decrease is due to the lower cash balance in fiscal 2001.

         INTEREST EXPENSE

Net interest expense was $43,438 for the year ended December 31, 2001, compared to interest expense of $23,117 for the same period in fiscal 2000 an increase of $20,321 or 88%. The increase is due to the addition of notes payable in 2001.

         EXTRAORDINARY GAIN - VENDOR SETTLEMENTS

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements for amounts substantially less than face value of the liability. The Company recorded the accrued liability at December 31, 2001 based on these negotiated amounts, resulting in a gain which is recorded as an extraordinary gain on vendor settlements in the accompanying 2001 consolidated statement of operations in the amount of $232,331.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our activities to date through sales of securities. From March through May 1999, we conducted a private placement sale of convertible notes for gross proceeds of $695,000. The principal amount of the notes was convertible into shares of common stock at rates of $2.00 to $3.00 per share. In June 1999, all $695,000 in principal was converted into a total of 267,500 shares of common stock. During the period from August 1999 to January 2000, we conducted a private placement sale of 1,524,430 shares of common stock at $2.00 per share for gross proceeds of $3,048,860. During February and March 2000, we conducted a private placement sale of 3,525,000 shares of common stock at $2.00 per share for gross proceeds of $7,050,000, which resulted in net proceeds of approximately $5,973,000 after deduction of offering expenses.

On January 31, 2001, the Company completed the acquisition of University.com in a stock-for-stock transaction. The transaction was accounted for as a purchase. Pursuant to the merger agreement, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The Company also granted 856,963 options and 291,467 warrants in order to convert the options and warrants issued by University.com into options and warrants of the Company.

On June 15, 2001, EntrePort executed a definitive agreement with Infotopia, Inc., an Ohio corporation ("Infotopia"), to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. In September 2001, the Company entered into an agreement to terminate the planned transaction. As part of the termination agreement, the Company retained $175,000 received during the year. The amount was offset by approximately $80,000 of related transaction costs.

In July 2001, the Company entered into a non-binding letter of intent to sell the Company to HomeSeekers.com, Incorporated, ("HomeSeekers.com") in exchange for an unspecified number of shares of HomeSeekers.com. The agreement required HomeSeekers.com to transfer to the Company its marketable securities up to a value of $500,000. As part of the proposed transaction, the Company received and in turn sold, HomeSeekers.com securities valued at $378,325. In August 2001, the proposed transaction with HomeSeekers.com was cancelled as the deadline requirements included in the letter of intent were not met. Therefore, the Company executed a note payable to HomeSeekers.com for repayment of the $378,325. In November 2001, the note was transferred from HomeSeekers.com to e-Home.com, Inc. dba HomeMark ("HomeMark") and the date of maturity was extended. The full $378,325 principal, plus interest, accrues at a rate of 8% per annum, and is due no later than January 2, 2003. The note is collateralized by all personal property of the Company.

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements for amounts substantially less than face value of the liability. The Company recorded the accrued liability at December 31, 2001 based on these negotiated amounts, resulting in an extraordinary gain on vendor settlements in the accompanying 2001 consolidated statement of operations in the amount of $232,331. Various agreements include the issuance of a combined 125,000 shares of common stock, of which 50,000 shares were issued during 2001, and the remaining 75,000 are issuable upon financing or 90 days after execution of the agreement, whichever is earlier. Certain agreements included the issuance of $30,000 in notes payable (see note 4 to the consolidated financial statements). The various agreements require vendor payments to be made upon company financing, and in certain instances no later than 90 days (or during the period December 31, 2001 to February 7, 2002 depending on the signing of the agreement). Certain agreements also required the company to transfer office equipment with a net book value of approximately $17,000 at the time of transfer. The Company has made no vendor payments toward these settlement agreements due to the delay in company financing and is in default on certain of the vendor agreements. The Company believes, based in part on discussions with these vendors, that if financing is obtained, the vendor settlement agreements will still be honored. The Company also negotiated a vendor settlement related to a liability that was acquired as part of the University.com acquisition. The reduction in this liability amounted to $47,300 and was recorded as an adjustment to the purchase price of University.com (customer contracts).

As of December 31, 2001, we had a working capital deficit of $1,150,316. We have approximately $20,000 cash on hand as of April 11, 2002 and we expect to spend our cash at a rate of $50,000 per month at our current level of operations. At this rate, our cash reserves will be depleted by early May 2002, unless we are able to raise additional capital.

We need approximately $1 million emergency financing to pay our vendors based on settlement agreements and to fund the real estate operations for the remainder of 2002. However, in order to pursue additional acquisitions and development of other industry specific web portals, we will need significant additional working capital during the next twelve months.

On March 14, 2002, the Company signed a definitive agreement with ACT. Under the terms of the agreement, the Company will issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT will deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing.

In addition, ACT will provide $200,000 in interim financing prior to closing, of which $50,000 has been received as of March 31, 2002. ACT will also pay certain expenses prior to closing. Closing is expected to occur no later than May 31, 2002. ACT has signed an irrevocable agreement to finance EntrePort after closing for up to an additional $75,000 per month as needed for a minimum period of six months following closing. ACT will assist the Company in an effort to raise at least $1 million in funding for the real estate operations after closing.

We are actively seeking additional financing options to raise needed funding. If we are unable to raise additional capital by early May 2002, either through interim financing, private placements, acquisition, or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and related notes thereto required by this item are listed and set forth in a separate section of this report following the index to exhibits.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2002, the Company dismissed its independent auditors, Ernst & Young LLP.

On March 18, 2002, the Company engaged Lavine, Lofgren, Morris & Engelberg LLP as its new independent auditors. The change in auditors was effective as of March 18, 2002. This determination was approved by the Board of Directors of the Company upon the recommendation of the Audit Committee.

During the two most recent fiscal years of the Company ended December 31, 2001 and the subsequent interim period through March 18, 2002, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP's satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement in connection with its reports.

The audit reports of Ernst & Young LLP on the financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph regarding the Company's ability to continue as a going concern. A letter from Ernst & Young LLP is incorporated herein by reference as
Exhibit 16.1.

During the two most recent years of EntrePort Corporation ended December 31, 2001, and the subsequent interim period through March 18, 2002, EntrePort Corporation did not consult with Lavine, Lofgren, Morris & Engelberg LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS

       Set forth below are the directors and officers of EntrePort.

       NAME                    AGE                POSITION
       ----                    ---                --------

       David J. D'Arcangelo     46       Chairman of the Board

       William A. Shue          45       President, Chief Executive Officer,
                                         Chief Financial Officer and Director

       Bruce A. Peterson*       42       President, Real Estate Division and
                                         Director

       Tony Acone               58       Director

       Scott Lucas              42       Director

* Resigned effective March 25, 2002.

Below you will find summary biographies of the Company's management and Board of Directors.

DAVID J. D'ARCANGELO (Chairman of the Board) - Mr. D'Arcangelo has served as Chairman of the Board since February 17, 1999. From February 17, 1999 to March 21, 1999, Mr. D'Arcangelo also served as President and Chief Executive Officer. From 1994 to 1999, Mr. D'Arcangelo served as President of the D'Arcangelo Companies, a business marketing and training consulting firm. During this time, he also authored three books on personal finance and marketing in addition to hosting his own personal finance television show. From 1985 to 1994, Mr. D'Arcangelo was an executive sales director with Purkins-Zures, an investment management consulting firm. Prior to that, from 1980 to 1984, Mr. D'Arcangelo was a group sales manager with the Carnation Company's food service division. Mr. D'Arcangelo received a B.A. in economics/business administration from the University of Redlands in 1978.

WILLIAM A. SHUE (President, Chief Executive Officer) - Mr. Shue has been President and CEO of the Company since May 1999. From 1994 to 1999, Mr. Shue served as an independent consultant to the seminar production industry, where he primarily focused on small business training. Prior to that, from 1988 through 1994, he was a co-founder, director and president of Caribiner International, Inc., a provider of audio-visual production services to Fortune 500 companies. From 1986 to 1988, Mr. Shue was an independent consultant, serving a wide variety of corporate clients. From 1984 to 1986, Mr. Shue was chief financial officer of Beeson Interests, a real estate development firm. From 1978 to 1984 Mr. Shue was plant controller for the Continental Group. Mr. Shue received his M.B.A. from the University of Houston in 1982 and a B.S. in accounting from Rider University in 1978.

BRUCE A. PETERSON (President of the Real Estate Division) - Mr. Peterson founded University.com in 1998, and prior to the merger with EntrePort Corporation held various positions with University.com including president, chief executive officer and chairman of the board. From 1996 to 1998, Mr. Peterson was with the Moore Corporation, a provider of productivity and office management solutions. From 1993 to 1996, Mr. Peterson was President of On-Line Software Inc., a provider of office management solutions. In July 1996, he successfully managed the sale of On-Line Software to Moore Corporation. Prior to that, Mr. Peterson was an independent consultant specializing in business development solutions. Mr. Peterson received his B.S. in accounting from St. Johns University in 1983. Mr. Peterson has been on an unpaid leave of absence since November 15, 2001. Mr. Peterson resigned from the board of directors of EntrePort Corporation effective March 25, 2002. No reason for the resignation was cited.

TONY ACONE (Director) - Mr. Acone has been a Director of the Company since November 1999. Mr. Acone has been a private investor since the 1994. From 1982 to 1994, Mr. Acone held several positions with Prime Ticket Sports Network, a company he co-founded, including president and assistant to the chairman. Prime Ticket Sports Network was sold to Fox Sports Television in 1994. From 1968 to 1982 Mr. Acone was employed by Daniels & Associates, and investment bank focused on the cable television industry, where he held several positions including president. Prior to that Mr. Acone was director of studio operations for the Leisure World Foundation. Mr. Acone received a B.S. from the University of California, Los Angeles in 1965.

SCOTT LUCAS (Director) - Mr. Lucas has been a Director of the Company since April 2000. Mr. Lucas currently serves as Chairman and Senior Principal of Lucas Interests, a diversified private investment management firm, a position he has held since 1997. From 1995 to 1997, Mr. Lucas was Chief Equity Officer at AIM Capital Management in Houston, Texas, where he held senior fiduciary duties for 40 mutual funds containing assets of approximately $90 billion. From 1983 to 1995, Mr. Lucas worked for Goldman Sachs & Co. in New York, where he attained the title of vice president and was responsible for marketing and strategy for equity derivatives and program trading for the western United States and Canada. Mr. Lucas received his M.B.A. in finance in 1983 from the University of Chicago and a B.S. in mathematics and finance from the Vanderbilt University in 1981.

WEB PORTAL ADVISORY BOARDS

Our real estate advisory board is made up of 15 persons and includes top producing and highly recognized real estate agents and influential corporate representatives from real estate software companies, mortgage brokers and title companies.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

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

To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2001, 2000, 1999 and 1998.

                                       ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                           ---------------------------------------------------------------------------------------
                                                                                         COMMON SHARES     ALL (1)
                                                                          RESTRICTED       UNDERLYING       OTHER
                                                          OTHER ANNUAL       STOCK      OPTIONS GRANTED    COMPEN
   NAME AND POSITION       YEAR    SALARY(2)    BONUS     COMPENSATION    AWARDS ($)       (# SHARES)      -SATION
---------------------      ----    ---------    -----     ------------    ----------       ----------      -------
David J. D'Arcangelo,      2001    $ 57,514       -0-          -0-             -0-                -0-        3,413
Chairman                   2000    $100,000       -0-          -0-             -0-                -0-          854
                           1999    $ 70,833       -0-          -0-             -0-            50,000            -0-
                           1998    $      0       -0-          -0-             -0-                -0-           -0-

William A. Shue,           2001    $ 91,574       -0-          -0-             -0-                -0-        3,413
President                  2000    $100,000       -0-          -0-             -0-                -0-          854
                           1999    $ 62,500       -0-          -0-             -0-           300,000            -0-
                           1998    $      0       -0-          -0-             -0-                -0-           -0-

Bruce A. Peterson,         2001    $ 99,813       -0-          -0-             -0-                -0-        4,750
Division President (3)

   1) Represents the annual lease value of the Company leased vehicle or automobile allowance.
   2) Mr. Shue & Mr. D'Arcangelo voluntarily took salary reductions during the year.
   3) Mr. Peterson is on an unpaid leave of absence effective November 15, 2001.

The following table sets forth grant of stock options during the fiscal year ended December 31, 2001 to each of the Named Executive Officers:

                                                     OPTION/SAR GRANTS IN 2001 FISCAL YEAR
                                                               INDIVIDUAL GRANTS
                             ---------------------------------------------------------------------------------------
                               NUMBER OF
                               SECURITIES
                               UNDERLYING       % OF TOTAL OPTIONS/SARS
                              OPTIONS/SARS      GRANTED TO EMPLOYEES IN      EXERCISE OR
         NAME                 GRANTED (1)             FISCAL 2001          BASE PRICE ($/SH)   EXPIRATION DATE
----------------------       -------------      -----------------------    -----------------   ---------------
David J. D'Arcangelo               50,000                 -                     $1.00          April 1, 2004

William Shue                      300,000                 -                     $1.00          April 1, 2004

Bruce A. Peterson                       -                 -                         -

         (1) Options were fully vested on the date of grant.  No options have been exercised.

         EMPLOYMENT AGREEMENTS. We have entered into employment agreements with the Chairman of our Board of Directors, Mr. David D'Arcangelo, and our Chief Executive Officer, Mr. William Shue. Pursuant to their agreements, Mr. D'Arcangelo and Mr. Shue are required to devote their entire business time to the affairs of the company. We currently pay both Mr. D'Arcangelo and Mr. Shue a salary of $8,333.34 per month. However, the terms of Mr. D'Arcangelo's and Mr. Shue's employment agreements provide that their salaries will be increased at such time as we have either raised sufficient capital to do so or our profits so warrant, as determined by Mr. D'Arcangelo or Mr. Shue, as the case may be, in their discretion. At such time, their salaries will be increased to levels that are comparable to executives of equivalent positions in similar public companies, but with a minimum of $200,000 per year plus car allowance. Mr. D'Arcangelo's employment agreement expires on April 1, 2002 and Mr. Shue's employment agreement expires on April 18, 2002. Both agreements have automatically renewed for one-year periods.

In connection with the acquisition of University.com, we have entered an employment agreement with Mr. Peterson, President of the real estate division. Mr. Peterson is required to devote their entire business time to the affairs of the company. The agreement includes a salary of $12,500 per month. However, the terms of Mr. Peterson's employment agreements provide that their salaries will be increased when the Company has raised at least $5,000,000 in financing. At such time, their salaries will be increased to $16,666.66 per month. Also Mr. Peterson receives a $500 per month auto allowance. Mr. Peterson's employment agreement expires on January 31, 2004. Both agreements are subject to automatic one year extensions unless either party chooses not to renew within 90 days of the expiration of the current term. Mr. Peterson is on an unpaid leave of absence since November 15, 2001. Mr. Peterson resigned from the board of directors of EntrePort Corporation effective March 25, 2002. No reason for the resignation was cited.

Mr. D'Arcangelo, Mr. Shue and Mr. Peterson, as a condition of closing, agreed to terminate their existing employment agreement effective upon the closing date set forth in the acquisition agreement by ACT.

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

STOCK OPTION PLAN

In 1999, we adopted a Stock Option Plan permitting us to grant options to employees, directors, consultants and independent contractors. The purpose of the plan is to allow us to attract and retain such persons and to compensate them in a way that links their financial interests with the interests of our shareholders. Awards under the plan may take the form of incentive stock options or non-qualified stock options. A total of 4,000,000 shares may be issued pursuant to the plan. As of December 31, 2001, we had granted options to purchase approximately 5,121,362 shares of our common stock, and have cancelled 3,273,108.

Our stock option plan is administered by a committee appointed by our board of directors or, in the absence of such a committee, by the entire board. The committee has, subject to specified limitations, full authority to grant options and establish the terms and conditions of vesting and exercise. The exercise price of incentive stock options granted under the plan is required to be no less than the fair market value of our common stock on the date of grant (110% in the case of a greater than 10% stockholder).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2002 by:

        o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

        o   each of our directors and executive officers; and

        o   all of our directors and executive officers as a group.

                                        NUMBER OF SHARES
  NAME AND ADDRESS                      BENEFICIALLY OWNED      PERCENTAGE OWNED
  ----------------                      ------------------      ----------------
David J. D'Arcangelo...................      2,508,334                 13.3%
William A. Shue........................      1,500,000                  7.9%
Tony Acone.............................        375,000                  2.0%
Scott Lucas............................        390,000                  2.1%
Bruce Peterson.........................      1,674,521                  8.9%
Wyncrest Capital Inc...................      1,290,858                  6.9%
All directors and officers as a group..      6,447,855                 33.4%

Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include the following shares that are subject to options that are immediately exercisable or exercisable within 60 days from March 31, 2002:

        o   50,000 shares subject to options held by Mr. D'Arcangelo;

        o   300,000 shares subject to options held by Mr. Shue;

        o   150,000 shares subject to options held by Mr. Acone; and

        o   40,000 shares subject to options held by Mr. Lucas.

The number of shares and the percentage beneficially owned by all officers and directors as a group includes a total of 540,000 shares subject to options that are immediately exercisable or exercisable within 60 days from December 31, 2001. The address for Mr. D'Arcangelo, Mr. Shue, Mr. Peterson, Mr. Acone and Mr. Lucas is 5937 Darwin Court, Suite 109, Carlsbad, California 92008.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2001, the Company loaned $55,000 to Mr. D'Arcangelo in exchange for a promissory note due in January 2002. The note bears interest at a rate of 8% per annum. The officer has made partial payments and the amount remaining due at December 31, 2001 is $11,129. The note has been informally extended as the officer continues to make partial payments on the note.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

Exhibit No.                Description
-----------                -----------

3.1      Articles of Incorporation (1)
3.2      Articles of Amendment to Articles of Incorporation dated March 24, 1999
         (1)
3.3      Amended and Restated Bylaws (3)
4.1      Specimen of Common Stock Certificate (1)
10.1     EntrePort Corporation 1999 Stock Option Plan (1)
10.2     Securities Purchase Agreement with MetroSplash.com, Inc. (2)
10.3     Registration Rights Agreement (2)
10.4     Employment Agreement dated March 17, 1999 with David D'Arcangelo (3)
10.5     Employment Agreement dated March 19, 1999 with William Shue (3)
10.6     Employment Agreement, dated October 25, 2000, with Bruce Peterson (7)
10.11    Consulting Agreement, dated March 15, 2001, with Michael C.O. Morfit
         (6)
10.12 Preferred Alliance/Agreement, dated November 15, 2000, with Cendant Corporation, as amended (7).
10.13 Site Development and Hosting Agreement, dated November 8, 1999, with Coldwell Banker Real Estate Corporation (7).
10.14 Site Development and Hosting Agreement, dated February 23, 2001 with GMAC Real Estate, LLC (7).
10.15 Site Development and Hosting Agreement, dated February 7, 2001 with Prudential Real Estate Affiliates, Inc. (7).
10.16 RE/MAX University Site Development, Hosting and Management Agreement, dated February 6, 2001 with RE/MAX International, Inc. (7).
10.17 Amendment to Private-Label Web-Site Agreement with Dearborn Financial Publishing, Inc. (7).
10.18 Site Development and Hosting Agreement, dated July 30, 2000, with Hartcourts International, Inc. (7).
10.19 Agreement and Plan of Reorganization and Merger dated June 15, 2001, among Infotopia, Inc., an Ohio corporation, Infotopia, Inc., a Nevada corporation, EntrePort Corporation and iSucceed.com, Inc. (8)
10.20 Loan Agreement dated July 16, 2001 between EntrePort Corporation and Homeseekers.com, Inc. (9)
10.21 First Amendment to Loan Agreement dated November 1, 2001, by and between EntrePort Corporation, e-Home.com, Inc. dba Homemark, and Homeseekers Management Inc. (10)
10.22 Mutual Release dated November 5, 2001 between EntrePort Corporation, isucceed.com, Inc. and Dearborn Financial Publishing Inc. (10)
10.23 Acquisition Agreement dated March 14, 2002, between EntrePort Corporation and Advanced Communications Technologies (Australia) Pty Ltd. (10)
10.24    Bruce Peterson resignation letter dated March 28, 2002. (11)
16.1     Letter of change in Accountants (12)
21.1     List of Subsidiaries (5)
-------------------

(1) Filed as exhibit to Registrant's Form 10-SB Registration Statement 1999 (File No. 0-26941) and incorporated herein by reference.
(2) Filed as exhibit to Registrant's 1999 Annual Report on Form 10-KSB (File No. 0-26941) and incorporated herein by reference.
(3) Filed as exhibit to Registrant's Registration Statement on Form SB-2 (File No 333-36620) and incorporated herein by reference.
(4) Filed with Registrant's Definitive Proxy Statement on Schedule 14A on December 22, 2000 and incorporated herein by reference.
(5) Filed as exhibit to Amendment No. 3 to Registrant's Registration Statement on Form SB-2 (File No. 333-36620) and incorporated herein by reference.
(6) Filed as exhibit to Registrant's Registration Statement on Form S-8 on March 20, 2001 and incorporated herein by reference.
(7) Filed as exhibit to Registrant's 2000 Annual Report on Form 10-KSB (File No. 0-26941) and incorporated herein by reference.
(8) Filed as exhibit to Registrant's Quarterly Report on Form 10-QSB on August 20, 2001 and incorporated herein by reference.
(9) Filed as exhibit to Registrant's Quarterly Report on Form 10-QSB on November 14, 2001 and incorporated herein by reference.
(10)     Filed electronically herewith.
(11) Filed as exhibit to Registrant's Report on Form 8-K filed on April 4, 2002 and incorporated herein by reference.
(12) Filed as exhibit to Registrant's Report on Form 8-K/A filed on April 11, 2002 and incorporated herein by reference.

(b) The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2001. The following reports on Form 8-K were filed in the first quarter of fiscal year ended December 31, 2002:

On March 13, 2002, we filed a Report on Form 8-K relating to our receipt of a notice from the American Stock Exchange that it intended to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange.

On March 29, 2002, we filed a Report on Form 8-K relating to our change in accountants from Ernst & Young, LLP to Lavine, Lofgren, Morris & Engleberg, LLP.

On April 4, 2002, we filed a Report on Form 8-K relating to the resignation of Bruce Peterson from the Board of Directors of the Company.

On April 5, 2002 and April 11, 2002, we filed an amended Report on Form 8-KA to correct certain typographical errors in the Form 8-K filed on March 29, 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENTREPORT CORPORATION,
                                    A Florida corporation

Date:  April 15, 2002               By: /s/ William A. Shue
                                        ----------------------------------------
                                        William A. Shue, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ William A. Shue           Director, Chief Executive Officer   April 15, 2002
-------------------------
    WILLIAM A. SHUE

/s/ Ronald D. Suokko          Chief Accounting Officer            April 15, 2002
-------------------------
    RONALD D. SUOKKO

/s/ David J. D'Arcangel       Chairman of the Board               April 15, 2002
-------------------------
    DAVID J. D'ARCANGELO

/s/ Tony Acone                Director                            April 15, 2002
-------------------------
    TONY ACONE

/s/ Scott Lucas               Director                            April 15, 2002
-------------------------
    SCOTT LUCAS

                   Index to Consolidated Financial Statements

                              EntrePort Corporation

Report of Lavine, Lofgren, Morris & Engelberg,  LLP, Independent Auditors...F-1
Report of Ernst & Young LLP, Independent Auditors...........................F-2
Consolidated Balance Sheets at December 31, 2001 and 2000...................F-3
Consolidated Statements of Operations for the years ended
  December 31, 2001 and 2000................................................F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended December 31, 2001 and 2000............................F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001 and 2000................................................F-6
Notes to Consolidated Financial Statements..................................F-8

               REPORT OF LAVINE, LOFGREN, MORRIS & ENGELBERG, LLP,
                              INDEPENDENT AUDITORS

The Board of Directors and Stockholders
EntrePort Corporation

We have audited the accompanying balance sheet of EntrePort Corporation and Subsidiary as of December 31, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EntrePort Corporation and Subsidiary at December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that EntrePort Corporation and Subsidiary will continue as a going concern. The Company has incurred recurring operating losses, has an accumulated deficit of $15.2 million and needs to raise additional capital to fund its operations in 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                    LAVINE, LOFGREN, MORRIS & ENGELBERG, LLP

San Diego, California
April 5, 2002

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
EntrePort Corporation

We have audited the accompanying consolidated balance sheet of EntrePort Corporation as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EntrePort Corporation at December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements as of and for the year ended December 31, 2000 have been prepared assuming that EntrePort Corporation will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses, has an accumulated deficit of $6.8 million through December 31, 2000, and needs to raise additional capital to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                /s/ ERNST & YOUNG LLP

San Diego, California
February 14, 2001


                                ENTREPORT CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                                                DECEMBER 31,
ASSETS                                                      2001            2000
                                                       -------------   -------------

Current assets:
     Cash and cash equivalents                         $     39,856    $  2,780,402
     Accounts receivable, net                                19,610          14,771
     Note receivable from officer                            11,129              --
     Other current assets                                    26,206           4,341
                                                       -------------   -------------
Total current assets                                         96,801       2,799,514

Property and equipment, net                                 329,351         600,253
Website development costs, net                                   --         460,446
License fees, net                                                --         575,001
Deferred acquisition costs                                       --         403,767
Domain name, net                                             36,390              --
Escrow deposit for proposed acquisition                          --         198,750
Other assets                                                 28,000          25,011
                                                       -------------   -------------
Total assets                                           $    490,542    $  5,062,742
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                  $    207,099    $    542,990
     Accrued liabilities                                    531,885         365,148
     Current portion of capital lease obligation            157,368          66,744
     Deferred revenue                                        30,765         104,478
     Accrued license fees                                   300,000         300,000
     Notes payable - current portion                         20,000              --
                                                       -------------   -------------
Total current liabilities                                 1,247,117       1,379,360
                                                       -------------   -------------

Long term portion of capital lease obligation                    --         120,893
Long term portion of notes payable                          388,325              --

Stockholders' equity (deficit):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 18,770,001 and 11,781,213
       issued and outstanding at December 31, 2001
       and 2000, respectively                                18,770          11,781
     Additional paid-in capital                          14,070,793      10,376,815
     Deferred compensation                                       --            (523)
     Accumulated deficit                                (15,234,463)     (6,825,584)
                                                       -------------   -------------
Total stockholders' equity (deficit)                     (1,144,900)      3,562,489
                                                       -------------   -------------
Total liabilities and stockholders' equity (deficit)   $    490,542    $  5,062,742
                                                       =============   =============

SEE ACCOMPANYING NOTES.

                              ENTREPORT CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED DECEMBER 31,
                                                        2001           2000
                                                   -------------   -------------

Revenues                                           $    747,631    $    328,483
                                                   -------------   -------------

Costs and expenses:
     Cost of revenues                                 1,628,934       1,524,346
     Engineering and product development costs          675,980         559,586
     Selling and marketing                              496,618       1,002,096
     General and administrative                       2,668,837       2,050,842
     Write-off of intangible assets                   3,627,946              --
                                                   -------------   -------------

       Total costs and expenses                       9,098,315       5,136,870
                                                   -------------   -------------

Loss from operations                                 (8,350,684)     (4,808,387)
                                                   -------------   -------------

Other income (expenses):
     Abandoned acquisition costs                       (436,528)             --
     Impairment loss on investment, net
       of gain on sale of investment                     40,743        (344,391)
     Other income                                        94,995              --
     Interest income                                     53,702         247,948
     Interest expense                                   (43,438)        (23,117)
                                                   -------------   -------------
       Total other expenses                            (290,526)       (119,560)
                                                   -------------   -------------

Net loss before extraordinary item                   (8,641,210)     (4,927,947)
                                                   -------------   -------------

Extraordinary item                                      232,331              --

                                                   -------------   -------------
Net loss                                           $ (8,408,879)   $ (4,927,947)
                                                   =============   =============

Basic and diluted loss per common share:
     Loss before extraordinary item                $      (0.48)   $      (0.46)
     Extraordinary item                                    0.01              --
                                                   -------------   -------------
     Net loss per common share                     $      (0.47)   $      (0.46)
                                                   =============   =============

Weighted average shares used in computing net
     loss per common share (basic and diluted)       17,816,203      10,726,301
                                                   =============   =============

SEE ACCOMPANYING NOTES.


                                                           ENTREPORT CORPORATION

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                   Years ended December 31, 2001 and 2000

                                                                                                                           TOTAL
                                                         COMMON STOCK          ADDITIONAL                              STOCKHOLDERS'
                                                 ---------------------------    PAID-IN      DEFERRED     ACCUMULATED     EQUITY
                                                     SHARES       AMOUNT        CAPITAL    COMPENSATION     DEFICIT      (DEFICIT)
                                                 ------------- ------------- ------------- ------------- ------------- -------------

Balance at December 31, 1999                        7,834,974         7,835     3,845,753            --    (1,897,637)    1,955,951
  Issuance of common stock for $2.00 per
     share in March 2000 for cash net of
     issuance costs $1,357,972                      3,665,289         3,665     5,968,941            --            --     5,972,606
  Issuance of common stock to an employee
     for services                                      25,000            25        49,975            --            --        50,000
  Issuance of common stock into escrow
     deposit in connection with a proposed
     acquisition                                      100,000           100        68,650            --            --        68,750
  Issuance of common stock for services
     rendered                                         155,950           156       168,063            --            --       168,219
  Commitment to issue 103,500 shares for
     services rendered                                     --            --        71,156            --            --        71,156
  Deferred compensation                                    --            --       204,277      (204,277)           --            --
  Amortization of deferred compensation                    --            --            --       203,754            --       203,754
  Net loss for the year ended
     December 31, 2000                                     --            --            --            --    (4,927,947)   (4,927,947)
                                                 ------------- ------------- ------------- ------------- ------------- -------------
Balance at December 31, 2000                       11,781,213        11,781    10,376,815          (523)   (6,825,584)    3,562,489
  Issuance of common stock for acquisition of
     University.com, Inc.                           5,609,788         5,610     3,450,420            --            --     3,456,030
  Deferred compensation                                    --            --        14,400       (14,400)           --            --
  Amortization of deferred compensation                    --            --            --        14,923            --        14,923
  Issuance of common stock for services
     rendered                                         829,000           829       216,721            --            --       217,550
  Issuance of common stock to board members           400,000           400       115,600            --            --       116,000
  Issuance of common stock to settle claim            150,000           150        10,350            --            --        10,500
  Commitment to issue 75,000 shares for
     services rendered                                     --            --         4,700            --            --         4,700
  Additional registration costs                            --            --       (47,057)           --            --       (47,057)
  Reversal of stock issuable at year-end                   --            --       (71,156)           --            --       (71,156)
  Net loss for the year ended
     December 31, 2001                                     --            --            --            --    (8,408,879)   (8,408,879)
                                                 ------------- ------------- ------------- ------------- ------------- -------------
Balance at December 31, 2001                       18,770,001  $     18,770  $ 14,070,793  $         --  $(15,234,463) $ (1,144,900)
                                                 ============= ============= ============= ============= ============= =============

SEE ACCOMPANYING NOTES.


                                        ENTREPORT CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                      2001          2000
                                                                  ------------  ------------
OPERATING ACTIVITIES:
Net loss                                                          $(8,408,879)  $(4,927,947)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Extraordinary gain on vendor settlements                         (232,331)           --
    Depreciation and amortization                                   1,499,653       287,557
    Allowance for bad debt reserve                                        500         2,500
    Impairment of investment, net of gain on sale of investment       (40,743)      344,391
    Amortization of deferred compensation                              14,923       203,754
    Discontinued acquisition costs                                    436,528            --
    Write-off of intangible assets                                  3,627,946            --
    Write-off of capitalized financing costs                           72,379            --
    Loss on disposal of assets                                        238,609            --
    Issuance of common stock for services rendered                    217,550       218,219
    Issuance of common stock to board of directors                    116,000            --
    Common stock issuable for services rendered                         4,700        71,156
    Changes in operating assets and liabilities:
      Accounts receivable                                                 420       (17,271)
      Other current assets                                             (9,533)      201,056
      Other assets                                                     10,646       (18,321)
      Accounts payable                                               (248,714)      348,722
      Accrued liabilities and compensation                           (153,937)      101,749
      Deferred revenue                                                (89,386)      104,478
      Accrued license fees                                                 --       300,000
                                                                  ------------  ------------
Net cash flows used in operating activities                        (2,943,669)   (2,779,957)
                                                                  ------------  ------------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                 (44,449)     (312,020)
  Proceeds from sale of website                                        40,743        55,109
  Deferred acquisition costs                                          (47,876)     (403,767)
  Cash received in acquisition of University.com, Inc.                  7,881            --
  Cash received in aborted acquisition                                100,000            --
  Increases in license fees                                                --      (600,000)
  Increases in escrow deposit                                              --      (130,000)
  Increases in website development costs                               (2,667)     (412,919)
  Loans to officer                                                    (55,000)      (55,000)
  Collections on loan to officer                                       43,871        55,000
                                                                  ------------  ------------
Net cash flows provided by (used in) investing activities              42,503    (1,803,597)
                                                                  ------------  ------------

FINANCING ACTIVITIES:
  Proceeds from borrowings                                            378,325            --
  Principal payment on capital lease obligations                      (58,269)     (131,983)
  Payment of notes payable to officers                                     --       (20,000)
  Payment of capitalized financing costs                              (72,379)           --
  Re-payment of notes payable                                         (40,000)           --
  Issuance of common stock for cash, net                                   --     6,057,800
  Other registration costs                                            (47,057)           --
                                                                  ------------  ------------
Net cash flows provided by financing activities                       160,620     5,905,817
                                                                  ------------  ------------

Increase (decrease) in cash and cash equivalents                   (2,740,546)    1,322,263

Cash and cash equivalents at beginning of period                    2,780,402     1,458,139
                                                                  ------------  ------------

Cash and cash equivalents at end of period                        $    39,856   $ 2,780,402
                                                                  ============  ============





                                    ENTREPORT CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS -continued

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES:
                                                                  YEARS ENDED DECEMBER 31,
                                                                      2001           2000
                                                                  ------------  ------------
Fair value of assets and liabilities acquired in the acquisition of University.com, Inc. are as follows:
Current assets acquired                                           $    25,972   $        --
Property, equipment and other assets                                  261,377            --
Intangible assets                                                   3,773,391            --
Liabilities assumed                                                  (390,795)           --
                                                                  ------------  ------------
                                                                  $ 3,669,945   $        --
                                                                  ============  ============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Issuance of Common stock for acquisition of University.com, Inc.  $ 3,456,030   $        --
                                                                  ============  ============
Capital lease obligations                                         $    28,000   $   319,620
                                                                  ============  ============
Issuance of notes payable to settle liability                     $    30,000   $        --
                                                                  ============  ============
Issuance of common stock for escrow deposit                       $        --   $    68,750
                                                                  ============  ============
Issuance of common stock for financial services                   $        --   $    87,700
                                                                  ============  ============
Issuance of common stock for acquisition services                 $        --   $    56,250
                                                                  ============  ============
Issuance of common stock for other services                       $    15,200   $        --
                                                                  ============  ============

SUPPLEMENTAL INFORMATION:
Interest paid                                                     $    29,274   $    20,371
                                                                  ============  ============

SEE ACCOMPANYING NOTES.

ENTREPORT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

EntrePort Corporation ("EntrePort") was incorporated in Florida on October 4, 1996. The Company is principally engaged in the business of developing and operating Learning Platforms to provide training, information and services to industry specific groups. In April 2000, the Company launched its first Learning Platform, which is dedicated to residential real estate agents. In January 2001, the Company acquired University.com, Inc. ("University.com"). Since the acquisition, the companies have launched a joint website, and have launched custom websites for several real estate franchises.

During 2000, the Company emerged from the development stage, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of EntrePort and its wholly owned subsidiary, University.com from the date of acquisition, which was January 31, 2001. All significant intercompany transactions and balances have been eliminated in consolidation. EntrePort and Unversity.com are referred to herein as "the Company".

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through December 31, 2001, the Company has incurred net losses of $15,234,463. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds.

On March 14, 2002, the Company entered into a definitive agreement with Advanced Communications Technologies ("ACT"), whereby ACT has committed to provide interim financing of up to $200,000 to the Company prior to the close of the agreement. Upon closing, which pursuant to the agreement is required to occur before May 30, 2002 (unless mutually extended), ACT has committed to assist the Company in arranging for funding between $1 and $5 million. The agreement also calls for a share exchange among the parties (see note 12).

Notwithstanding the agreement with ACT, these conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, deferred revenues, and accrued expenses. Cash equivalents are stated at fair value, based on quoted market prices. The estimated value of all other financial instruments at December 31, 2001 and 2000 was not materially different from the values presented in the respective balance sheets.

PROPERTY AND EQUIPMENT

Equipment, software and office furniture are recorded at cost and depreciated over the estimated useful lives of the assets (generally three to five years) using the straight-line method. Leasehold improvements are amortized over the useful life of the asset or the lease term, whichever is less.

DOMAIN NAME AND CUSTOMER CONTRACTS

In connection with the acquisition of University.com (see note 2), the Company recorded the fair value of the University.com domain name in the amount of $1,250,000 and the fair value of certain customer contracts in the amount of $2,523,391. The Company amortizes the domain name over three years and the customer contracts over the life of the contracts (usually 3 years). The amortization is charged to general and administrative expense.

During 2001, through attempted efforts to sell the domain name, the Company determined that the value of the domain name declined. In September 2001, pursuant to SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company wrote-down to fair value the majority of the remaining unamortized domain name in the amount of $1,044,447 to "write-off of intangible assets" in the accompanying 2001 consolidated statement of operations. The remaining domain name net book value at December 31, 2001 is $36,390.

Although the customer contracts contracts remain in force, they have not resulted in significant revenues to date. Therefore, in September and December 2001, the Company wrote-off the remaining unamortized intangible asset related to customer contracts in the amount of $1,920,151 to "write-off of intangible assets".

WEBSITE DEVELOPMENT COSTS

Website development costs are capitalized in accordance with Emerging Issues Task Force ("EITF") No. 00-02 and amortized over the estimated useful lives of the Internet website being developed (generally three years). Amortization of the website development costs began with the launch of the web site and are included in cost of revenues.

As a result of the acquisition of University.com, the Company merged its learning platform with the University.com learning platform and abandoned its original platform. During 2001, the Company wrote-off the remaining unamortized website development costs related to the original platform in the amount of $288,339 to "write-off of intangibles assets." The write-off was based on the provisions of SFAS No. 121.

LICENSE FEES

In November 2000 the Company signed a contract with a real estate company to allow the Company to be the exclusive continuing education content provider to their real estate agents over a three-year period. In connection with the agreement, the Company paid $300,000 in November 2000, and committed to pay the additional $300,000 in November 2001. License fees were to be amortized over the life of the three-year agreement to cost of revenues.

The Company refused to make the November 2001 payment due to a dispute between the parties concerning alleged breaches of the agreement and the contract with the real estate company was terminated. As a result, the Company wrote-off the remaining unamortized license fees of $375,009 which is included in the "write-off of intangibles assets." The write-off was based on the provisions of SFAS No. 121.

REVENUE RECOGNITION

For all services, the Company recognizes revenue in accordance with the guidance of Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", when all of the following have occurred: (i) an arrangement has been established by a contract; (ii) the fee is fixed or determinable; (iii) EntrePort Corporation has delivered its services to the customer; and (iv) collectibility is reasonably assured.

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

ADVERTISING COSTS

The Company recognizes advertising expenses in accordance with Statement of Position ("SOP") 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time the respective advertisement is first used. Advertising expense for the years ended December 31, 2001 and 2000 were insignificant.

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

ABANDONED ACQUISITION COSTS

In April 2001, the Company abandoned its planned acquisition of By Referral Only, Inc. ("By Referral Only"). As a result, the Company expensed $436,528 in deferred acquisition costs. The loss included an escrow deposit in the amount of $198,750 consisting of $130,000 in cash and 100,000 common shares in the Company recorded at a valuation of $68,750.

IMPAIRMENT LOSS ON INVESTMENT NET OF GAIN ON SALE OF INVESTMENTS

During 1999, the Company acquired a 5% share of Sportsware Technologies, Inc. ("STI") for cash totaling $399,500 and accounted for this investment using the cost method. During 2000, the Company recorded an impairment reserve for the full amount due to a decrease in market value that was deemed to be other than temporary.

In 2001 and 2000, the Company recorded gains in the amount of to $40,743 and $55,109, respectively, related to the sale of a test website. These amounts are included in "impairment loss on investment, net of gain on sale of investment".

OTHER INCOME

On June 15, 2001, EntrePort executed a definitive agreement with Infotopia, Inc., an Ohio corporation ("Infotopia"), to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire the business of Infotopia. In September 2001, the Company entered into an agreement to terminate the planned transaction. As part of the termination agreement, the Company retained $175,000 received during the year. The amount was offset by approximately $80,000 of related transaction costs.

NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the years ended December 31, 2001 and 2000 because the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted loss per share for the periods presented:

                                                 YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                    2001           2000
                                               ------------------------------
Numerator:
   Loss before extraordinary item              $  (8,641,210)  $  (4,927,947)
   Extraordinary item                                232,331               -
                                               ------------------------------
   Net loss                                    $  (8,408,879)  $  (4,927,947)
                                               ==============================

Denominator:
   Weighted average shares outstanding for
     basic earning per share                      17,816,203      10,726,301
                                               ------------------------------
   Effects of dilutive securities:
     Employee stock  options                               -               -
     Warrants                                              -               -
                                               ------------------------------
   Dilutive potential common shares                        -               -
   Shares used in computing diluted net income
     per common share                             17,816,203      10,726,301
                                               ==============================

Basic and diluted loss per common share:
    Loss before extraordinary item             $       (0.48)  $       (0.46)
    Extraordinary item                                  0.01               -
                                               ==============================
    Net loss per common share                  $       (0.47)  $       (0.46)
                                               ==============================

Dilutive common stock equivalents include common stock options and warrants for common stock as if converted and restricted stock that has not yet fully vested. Potentially dilutive securities totaled approximately 2,567,221 and 1,651,000 shares for the years ended December 31, 2001 and 2000 respectively, and were excluded from the diluted earnings per share because of their anti-dilutive effect.

COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

SEGMENT INFORMATION

The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information, business activities and management responsibility. The Company believes it operates in a single business segment.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was effective January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133 on January 1, 2001 and there was no impact to the financial statements, as the Company does not engage in the activities covered by SFAS No. 133.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Assets. SFAS No. 141 requires the use of purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted SFAS No. 142 on January 1, 2002 without any impact.

2. ACQUISITION

On January 31, 2001, the Company completed the acquisition of University.com in a stock-for-stock transaction. The transaction was accounted for as a purchase. Pursuant to the merger agreement, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com in exchange for all the issued and outstanding securities of University.com. The Company also granted 856,963 options and 291,467 warrants in order to convert the options and warrants issued by University.com into options and warrants of the Company. The options and warrants are for the purchase of the Company's stock at a price range of $.69 to $2.09 which was greater than the Company's stock price on the effective date of the acquisition. The options and warrants vested immediately. No such options or warrants have been exercised.

The acquisition described above has been accounted for as a purchase in accordance with the provisions of Accounting Principles Board Opinion No. 16. The purchase price amounted to $3,669,945, inclusive of transaction costs, as follows:

Common stock issued...............................  $       3,456,030
Acquisition costs.................................            213,915
                                                    ------------------
Total consideration...............................  $       3,669,945
                                                    ==================

Under the purchase method of accounting, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, as follows:

Current assets acquired...........................  $          25,972
Property and equipment, and other assets..........            261,377
Intangible assets.................................          3,773,391
Liabilities assumed...............................           (390,795)
                                                    ------------------
Total.............................................  $       3,669,945
                                                    ==================

Assuming that the above acquisition had occurred on the first day of the year ended December 31, 2000, the unaudited pro forma results of operations would be as follows:

                                                    Net             Net
                                                 Revenues           Loss
                                             -----------------------------------

EntrePort..................................  $     328,000       $   (4,928,000)
University.com.............................        242,000           (4,191,000)
                                             -----------------------------------
Total......................................  $     570,000       $   (9,119,000)
                                             ===================================
Net loss per common share (basic and diluted)                    $        (0.85)
                                                                 ===============

The above pro forma results include amortization of the acquired intangibles amounting to $1,091,000 for the year ended December 31, 2000. The intangibles are being amortized over a range of three to five years. The acquired intangible assets were written-down to fair value in the amount of $36,390 as of December 31, 2001 (See note 1).

3. SELECTED BALANCE SHEET DETAILS

                                                          DECEMBER 31,
                                                      2001            2000
                                                --------------------------------
Property and equipment:
   Office equipment                             $     546,453      $    498,130
   Software                                            85,945           104,486
   Furniture and fixtures                              27,201            31,815
   Leasehold improvements                              46,668           111,945
                                                --------------------------------
                                                      706,267           746,376
   Less: accumulated depreciation                    (376,916)         (146,123)
                                                --------------------------------
                                                $     329,351      $    600,253
                                                ================================

                                                          DECEMBER 31,
                                                      2001            2000
                                                --------------------------------

Accrued liabilities:
   Vendor settlements (see note 7)              $     156,467      $          -
   Royalties                                           96,143                 -
   Vendor claims                                       95,948                 -
   Compensation and related costs                      58,026           117,733
   Deferred other income                               50,000                 -
   Officer relocation costs                            26,000           110,209
   Web content provider liability                           -           114,000
   Other accrued liabilities                           49,301            23,206
                                                --------------------------------
                                                $     531,885      $    365,148
                                                ================================

4. NOTES PAYABLE

In July 2001, the Company entered into a non-binding letter of intent to sell the Company to HomeSeekers.com, Incorporated, ("HomeSeekers.com") in exchange for an unspecified number of shares of HomeSeekers.com. The agreement required HomeSeekers.com to transfer to the Company its marketable securities up to a value of $500,000. As part of the proposed transaction, during the three months ended September 30, 2001, the Company received and in turn sold, HomeSeekers.com securities valued at $378,325. In August 2001, the proposed transaction with HomeSeekers.com was cancelled as the deadline requirements included in the letter of intent were not met. Therefore, the Company executed a note payable to HomeSeekers.com for repayment of the $378,325. In November 2001, the note was transferred from HomeSeekers.com to e-Home.com, Inc. dba HomeMark ("HomeMark") and the date of maturity was extended. The full $378,325 principal, plus interest, accrues at a rate of 8% per annum, and is due no later than January 2, 2003. The note is collateralized by all personal property of the Company.

The Company has entered into various non-secured notes payable to vendors as part of vendor settlement agreements (see note 7). The full $30,000 principal, plus interest accrues at a rate of 5% per annum, and is due between June 30, 2002 and December 31, 2003.

Notes payable consist of the following:

                                                          DECEMBER 31,
                                                      2001            2000
                                                --------------------------------

   Note payable to HomeMark                     $     378,325      $          -
   Notes payable to vendors                            30,000                 -
                                                --------------------------------
      Subtotal                                        408,325                 -
   Less current portion                               (20,000)                -
                                                --------------------------------
   Long term portion                            $     388,325      $          -
                                                ================================

5. CAPITAL LEASE AGREEMENTS

In May 2000, the Company entered into an equipment lease agreement with International Business Machines Corporation ("IBM"). The lease is payable in monthly installments of principal and interest in the amount of $9,134 through April 2003. In October 2001, the Company defaulted on the lease agreement by not making the required payment and, according to the terms of the agreement, the entire unpaid balance of $157,368 is currently due. Borrowings under the financing agreement are secured by specific equipment with interest imputed at approximately 17.6% at December 31, 2001. The Company is currently in discussions with IBM to restructure the payment terms.

The Company leases certain equipment under capital lease obligations. The cost of assets under capital leases totaled $347,620 and $319,620 at December 31, 2001 and 2000, respectively. Accumulated amortization on assets under capital leases totaled $162,172 and $43,787 at December 31, 2001 and 2000, respectively. Amortization of assets recorded under capital leases is included with depreciation of property and equipment.

6. COMMITMENTS

The Company leases its corporate headquarters facility under a noncancelable operating lease expiring on June 30, 2004. The Company leases two vehicles expiring in February 2002 and August 2003. The Company also leases unrelated property on a month to month basis. Rent expense was approximately $269,000 and $161,000 for the years ended December 31, 2001 and 2000, respectively.

Future minimum payments required under the operating lease as of December 31, 2001 are as follows:

                                                        OPERATING
                                                          LEASES
                                                     ---------------

2002                                                 $      133,900
2003                                                         92,600
2004                                                         45,400
                                                     ---------------
Total minimum lease payments                         $      271,900
                                                     ===============

The Company had employment agreements with certain executive management. Subsequent to year end, the Company entered into agreements with these individuals to terminate these employment agreements contingent upon the successful closing of the ACT transaction (see note 12.)

7. EXTRAORDINARY ITEM - VENDOR SETTLEMENTS

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements for amounts substantially less than face value of the liability. The Company recorded the accrued liability at December 31, 2001 based on these negotiated amounts, resulting in an extraordinary gain on vendor settlements in the accompanying 2001 consolidated statement of operations in the amount of $232,331. Various agreements include the issuance of a combined 125,000 shares of common stock, of which 50,000 shares were issued during 2001, and the remaining 75,000 are issuable upon financing or 90 days after execution of the agreement, whichever is earlier. Certain agreements included the issuance of $30,000 in notes payable (See note 4). The various agreements require vendor payments to be made upon company financing, and in certain instances no later than 90 days (or during the period December 31, 2001 to February 7, 2002 depending on the signing of the agreement). Certain agreements also required the company to transfer office equipment with a net book value of approximately $17,000 at the time of transfer. The Company has made no vendor payments toward these settlement agreements due to the delay in company financing and is in default on certain of the vendor agreements. The Company believes, based in part on discussions with these vendors, that if financing is obtained, the vendor settlement agreements will still be honored.

The Company also negotiated a vendor settlement related to a liability that was acquired as part of the University.com acquisition. The reduction in this liability amounted to $47,300 and was recorded as an adjustment to the purchase price of University.com (customer contracts).

8. RELATED PARTY TRANSACTION

In January 2001, the Company loaned $55,000 to an officer in exchange for a promissory note due in January 2002. The note bears interest at a rate of 8% per annum. The officer has made partial payments and the amount remaining due at December 31, 2001 is $11,129. The note has been informally extended as the officer continues to make partial payments on the note.

9. STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK

In January 2000, the Company sold 140,289 shares of common stock for cash proceeds of $280,580 in the private placement that began in December 1999. The Company issued 43,850 shares of common stock to a financial consultant in connection with the private placement (valued at $87,700). These costs have been charged as a reduction to additional paid-in capital.

In March 2000, the Company sold 3,525,000 shares of common stock at $2.00 per share to private investors for cash proceeds of $7,050,000. The Company incurred $1,270,272 in transaction costs related to the offering.

During 2000, the Company issued 7,000 shares of common stock to a marketing consultant (valued at $14,000), 25,000 shares of common stock to an employee (valued at $50,000), 100 shares of common stock to a web content provider (valued at $269) and 5,000 shares of common stock issued to a lender (valued at $10,000). The costs were expensed as a charge against selling and marketing ($14,000), general and administrative ($60,000) and cost of revenues ($269).

In October 2000, the Company issued 100,000 shares of common stock as an escrow deposit related to the proposed acquisition of By Referral Only at a valuation of $68,750 (see note 1).

In December 2000, the Company issued 100,000 shares of common stock to a consultant related to the prospective acquisitions of By Referral Only and University.com at a valuation at $56,250. The amount was charged evenly between discontinued acquisition costs of By Referral Only (See note 1) and the University.com transaction costs (see notes 1 and 2).

In January 2001, the Company issued 5,609,788 shares of its common stock to the shareholders of University.com at a valuation of $3,456,030 (See note 2).

In March 2001, the Company issued 400,000 shares of common stock to a consultant valued at $124,000 for investor relations services. This amount was expensed to general and administrative expenses.

In April 2001, the Company issued 400,000 shares of common stock valued at $116,000 to its two outside Directors for services rendered. The Company has recorded this amount as a general and administrative expense.

Additionally, in April 2001, the Company also issued 199,000 shares of common stock valued at $44,450 to sales consultants and advisory board members pursuant to the common stock issuable at December 31, 2000 in which the Company approved common stock to be issued to various consultants as consideration for cancellation of existing stock options.

Also in April 2001, the Company issued 150,000 shares of common stock valued at $43,500 to an investor relations consultant. The Company has recorded this amount as a general and administrative expense.

In October 2001, the Company issued 50,000 shares of common stock valued at $3,500 to a vendor as a partial payment to terminate a facilities lease. The Company has recorded this amount as a general and administrative expense.

Also in October 2001, the Company issued 150,000 shares of common stock valued at $10,500 to settle a lawsuit. The Company has recorded this amount as a general and administrative expense.

In December 2001, the Company issued 30,000 shares of common stock valued at $2,100 to a consultant for content services. The Company has recorded this amount as cost of revenues.

COMMON STOCK ISSUABLE

In December 2000, the Company approved the issuance of 103,500 shares of common stock to be issued to various consultants as consideration for canceling 208,000 existing stock options. The shares were issued in April 2001, were valued at $71,156 and are included in the 2001 statement of shareholders' equity (deficit) as issuance of common stock for services rendered. In conjunction with the common stock issuable, the Company recorded $40,219 as a charge against cost of revenues and $30,937 as a charge against general and administrative for the year ended December 31, 2000.

In October 2001, the Company entered into various vendor settlement agreements to issue 75,000 shares of common stock (see note 7). The shares were valued at $4,700 and recorded as a charge against general and administrative for the year ended December 31, 2001.

COMMON STOCK WARRANTS

In conjunction with its March 2000 offering, the Company granted warrants to purchase 377,500 shares of common stock at a price of $2.00 to placement agents. The warrants are fully exercisable and expire in March 2005. The Company recorded no compensation expense related to these warrants.

In January 2001, the Company granted a warrant to purchase 40,000 shares of common stock to an investor relations consultant. The warrants are for the purchase of common stock of the Company at a price of $.56 per share. The warrants vest immediately and have a three-year life. The Company recorded compensation expense of $14,400 related to these warrants.

Also in January 2001, the Company granted warrants to purchase 291,467 shares of common stock at a price of $2.09 per share to the warrant holders of University.com. The Company recorded no compensation expense related to these warrants as they were deemed to have minimal value (see note 2).

No warrants have been exercised during the two year period ended December 31, 2001.

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

The following table summarizes activity under the stock option plan during the two year period ended December 31, 2001:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                      PRICE RANGE      EXERCISE
                                         SHARES        PER SHARE        PRICE
                                     -------------------------------------------
Outstanding at December 31, 1999        1,310,000      1.00-5.00           2.30
   Granted                                923,000       .75-7.00           2.85
   Exercised                                    -              -              -
   Canceled                              (969,500)     2.00-4.00           3.12
                                     -------------------------------------------
Outstanding at December 31, 2000        1,263,500     $ .75-7.00     $     2.07
   Granted                              2,388,362       .17-2.75            .82
   Exercised                                    -              -              -
   Canceled                            (1,803,608)      .17-4.00           2.27
                                     -------------------------------------------
Outstanding at December 31, 2001        1,848,254     $ .17-7.00     $     1.28
                                     ===========================================

The following table summarizes all options outstanding and exercisable by price range as of December 31, 2001:

                              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE

                                                  WEIGHTED       WEIGHTED                     WEIGHTED
   EXERCISE       EXERCISE        EXERCISE        AVERAGE        AVERAGE         VESTED        AVERAGE
    RANGE          RANGE           NUMBER         EXERCISE      REMAINING        NUMBER       EXERCISE
     LOW            HIGH        OUTSTANDING        PRICE       LIFE (YEARS)   OUTSTANDING       PRICE
-------------------------------------------------------------------------------------------------------
    $0.17          $1.00        1,063,396          $0.49           3.3          769,646          $0.61
    $1.38          $2.00          304,061          $1.71           2.4          304,061          $1.71
    $2.09          $2.75          409,797          $2.26            .8          409,797          $2.26
    $3.25          $4.00           31,000          $3.82           1.5           20,314          $3.99
    $7.00          $7.00           40,000          $7.00           1.3           40,000          $7.00
-------------------------------------------------------------------------------------------------------
    $0.17          $7.00        1,848,254          $1.28           2.5        1,543,818          $1.48
=======================================================================================================

Of the options outstanding at December 31, 2001, 1,178,416 are non-qualified options. The weighted-average remaining contractual life of all options is 2.5 years.

Adjusted pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes method with the following weighted-average assumptions for 2001 and 2000: risk-free interest rate of 6.5%, dividend yield of 0%, volatility factor of 100%, and an expected option life of 5 years. Future pro forma results of operations under SFAS No. 123 may be materially different from actual amounts reported. For purposes of adjusted pro forma disclosures, the estimated fair value of the options are amortized to expense over the vesting period.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of such options. The Company's pro forma information follows:

                                                     YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                        2001           2000
                                                   -----------------------------
Pro forma net loss                                 $ (8,891,960)   $ (5,163,473)
Pro forma net loss per share, basic and diluted    $      (0.50)   $      (0.48)

SHARES RESERVED FOR FUTURE ISSUANCE

The following shares of common stock are reserved for future issuance at December 31, 2001:

                                                           SHARES
                                                      -----------------

Common shares issuable                                          75,000
Stock options:
   Granted and outstanding                                   1,848,254
   Reserved for future grants                                2,151,746
Warrants                                                       718,967
                                                      -----------------
Total Reserved                                               4,793,967
                                                      =================

10. INCOME TAXES

Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are shown below. A valuation allowance of $4,745,000 and $2,769,000 has been recognized at December 31, 2001 and 2000, respectively, to offset the net deferred tax assets as realization of such assets is uncertain.

                                                            DECEMBER 31,
                                                       2001            2000
                                                  ------------------------------
Deferred tax assets
   Net operating loss carryforward                $   4,678,000    $  2,575,000
   Research and development credits                      57,000          49,000
   Other, net                                            10,000         145,000
                                                  ------------------------------
Total net deferred tax assets                         4,745,000       2,769,000

Valuation allowance for deferred tax asset           (4,745,000)     (2,769,000)
                                                  ------------------------------
Net deferred tax assets                           $           -    $          -
                                                  ==============================

At December 31, 2001, the Company has federal and California net operating loss carryforwards of approximately $10,704,000 and $10,547,000, respectively. The federal and California tax loss carryforwards will begin to expire in 2019 and 2007, respectively, unless previously utilized. The Company also has federal and California research credit carryforwards of approximately $36,000 and $21,000, respectively, which will begin to expire in 2018 unless previously utilized.

Additionally, as a result of the acquisition of University.com, the Company acquired net operting loss carryforwards of University.com. As of January 31, 2001, University.com had Federal and Minnesota net operating loss carryforwards of approximately $3.8 million. Pursuant to Sections 382 and 383 of the Internal Revenue Code, the annual use of the acquired University.com net operating loss carryforward will be significantly limited. Therefore, the potential future benefit, if any, related to these net operating losses are not included in the net deferred tax assets table above.

Also, pursuant to Section 382 and 383 of the Internal Revenue Code, the annual use of the Company's net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period. However, the Company does not believe such limitation will have a material impact upon the utilization of these carryforwards.

11. LITIGATION

EntrePort Corporation has been named as a party in two legal actions regarding a dispute with two vendors. The two pending claims allege a breach of contract and are requesting an amount due of $138,917. Trial dates have been set for May and June 2002 in the San Diego County Superior Court.

In January and February 2002, vendors obtained two judgments against the Company amounting to $53,474. No payments have been made on either judgment.

Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial statements of the Company.

12. SUBSEQUENT EVENT

TRANSACTION WITH ACT

On March 14, 2002, the Company signed an acquisition agreement with ACT. Under the terms of the agreement, the Company will issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT will deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing.

In addition, ACT will provide $200,000 in interim financing prior to closing, of which $50,000 has been received as of March 31, 2002. ACT will also pay certain expenses prior to closing. ACT has signed an irrevocable agreement to finance the Company after closing for up to an additional $75,000 per month as needed for a minimum period of six months following closing. ACT will also assist the Company in an effort to raise at least $1 million in funding for the real estate operation after closing. Closing is expected to occur no later than May 31, 2002.

NOTICE TO DELIST FROM AMERICAN STOCK EXCHANGE

The Company received a notice dated March 8, 2002 from the American Stock Exchange that it intended to strike the company's common stock from listing and registration on the exchange. The Company is appealing the potential delisting.