Form 10QSB
period 2002-03-31
ENTREPORT CORP
filed 2002-05-13
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _______________


COMMISSION FILE NUMBER 001-15947

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

         As of May 13, 2002, the Company had 18,770,001 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation

                                Form 10-QSB Index



PART I. FINANCIAL INFORMATION
-----------------------------

item 1.  Financial Statements (UNAUDITED)

   Condensed Consolidated Balance Sheets at March 31, 2002
         and December 31, 2001.................................................2
   Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2002 and 2001............................3
   Condensed Consolidated Statements of Cash Flows for the
         Three months ended March 31, 2002 and 2001............................4
   Notes to Unaudited Condensed Consolidated Financial Statements..............5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............8

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS. ...................................................13
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS. ...........................13
ITEM 3. DEFAULTS UPON SENIOR SECURITIES. .....................................13
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .................13
ITEM 5. OTHER INFORMATION. ...................................................13
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. ....................................14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              ENTREPORT CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,      DECEMBER 31,
                                                           2002            2001
                                                        (UNAUDITED)       (NOTE)
                                                       -------------   -------------
ASSETS

Current assets:
     Cash and cash equivalents                         $     21,011    $     39,856
     Other current assets                                    39,253          56,945
                                                       -------------   -------------
Total current assets                                         60,264          96,801

Property and equipment, net                                 272,303         329,351
Domain name, net                                             36,390          36,390
Other assets                                                 28,000          28,000
                                                       -------------   -------------
Total assets                                           $    396,957    $    490,542
                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                  $    241,702    $    207,099
     Accrued liabilities                                    645,397         562,650
     Capital lease obligation                               157,368         157,368
     Accrued license fees                                   300,000         300,000
     Notes payable - current portion                        398,325          20,000
                                                       -------------   -------------
Total current liabilities                                 1,742,792       1,247,117
                                                       -------------   -------------

Long term portion of notes payable                           10,000         388,325

Stockholders' equity (deficit):
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       18,770,001 issued and outstanding at
       March 31, 2002 and December 31, 2001                  18,770          18,770
     Additional paid-in capital                          14,070,793      14,070,793
     Accumulated deficit                                (15,445,398)    (15,234,463)
                                                       -------------   -------------
Total stockholders' equity (deficit)                     (1,355,835)     (1,144,900)
                                                       -------------   -------------
Total liabilities and stockholders' equity (deficit)   $    396,957    $    490,542
                                                       =============   =============


SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 2001 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              ENTREPORT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        2002           2001
                                                    (UNAUDITED)     (UNAUDITED)
                                                   -------------   -------------

Revenues                                           $    154,323    $    212,996
                                                   -------------   -------------

Costs and expenses:
      Cost of revenues                                   53,323         686,385
      Engineering and product development costs         101,971         202,258
      Selling and marketing                               3,890         257,161
      General and administrative                        240,645         734,981
                                                   -------------   -------------

        Total costs and expenses                        399,829       1,880,785
                                                   -------------   -------------

Loss from operations                                   (245,506)     (1,667,789)
                                                   -------------   -------------

Other income (expenses):
      Abandoned acquisition costs                            --        (417,967)
      Other income                                       49,886              --
      Interest income (expense), net                    (15,315)         28,057
                                                   -------------   -------------
        Total other expenses                             34,571        (389,910)
                                                   -------------   -------------

Net loss                                           $   (210,935)   $ (2,057,699)
                                                   =============   =============

Net loss per common share (basic & diluted)        $      (0.01)   $      (0.13)
                                                   =============   =============

Weighted average shares used in computing net
      loss per common share (basic and diluted)      18,770,001      15,529,852
                                                   =============   =============

SEE ACCOMPANYING NOTES.

                              ENTREPORT CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       2002           2001
                                                                   (UNAUDITED)     (UNAUDITED)
                                                                   ------------   ------------

OPERATING ACTIVITIES:
Net loss                                                           $  (210,935)   $(2,057,699)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                     57,048        362,088
      Discontinued acquisition costs                                        --        417,967
      Issuance of common stock for services rendered                        --        138,400
      Changes in operating assets and liabilities:                      73,913       (274,038)
                                                                   ------------   ------------
Net cash flows used in operating activities                            (79,974)    (1,413,282)
                                                                   ------------   ------------

INVESTING ACTIVITIES:
    Purchases of property and equipment                                     --         16,083
    Deferred acquisition costs                                              --        (67,810)
    Cash received in acquisition of University.com, Inc.                    --          7,881
    Increases in website development costs                                  --       (116,342)
    Collections on loan to officer                                      11,129             --
                                                                   ------------   ------------
Net cash flows provided by (used in) investing activities               11,129       (160,188)
                                                                   ------------   ------------

FINANCING ACTIVITIES:
    Advance from Advanced Communications Technologies                   50,000             --
    Principal payment on capital lease obligations                          --        (19,301)
    Increases in capitalized financing costs                                --        (51,923)
    Other financing costs / registration costs                              --        (39,796)
                                                                   ------------   ------------
Net cash flows provided by (used in) financing activities               50,000       (111,020)
                                                                   ------------   ------------

Decrease in cash and cash equivalents                                  (18,845)    (1,684,490)

Cash and cash equivalents at beginning of period                        39,856      2,780,402
                                                                   ------------   ------------

Cash and cash equivalents at end of period                         $    21,011    $ 1,095,912
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES:

Fair value of assets and liabilities acquired in the acquisition of University.com, Inc. are as follows:
Current assets acquired                                            $        --    $    25,972
Property, equipment and other assets                                        --        261,377
Intangible assets                                                           --      3,773,391
Liabilities assumed                                                         --       (390,795)
                                                                   ------------   ------------
                                                                   $        --    $ 3,669,945
                                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Issuance of Common stock for acquisition of
    University.com, Inc.                                           $        --    $ 3,456,030
                                                                   ============   ============
Capital lease obligations                                          $        --    $    28,000
                                                                   ============   ============

SUPPLEMENTAL INFORMATION:
Interest paid                                                      $        --    $    20,371
                                                                   ============   ============

SEE ACCOMPANYING NOTES.

                              ENTREPORT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2002 and the results of operations for the three-month period ended March 31, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting of personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through March 31, 2002, the Company has incurred net losses of $15,445,398. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds and it is presently in discussion with several companies regarding strategic alliances or investments. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts of classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

COMPREHENSIVE LOSS

Comprehensive loss for all periods presented is the same as net loss.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Assets. SFAS No. 141 requires the use of purchase method for all business combinations initiated after June 30, 2001 and provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. The Company adopted SFAS No. 142 on January 1, 2002 without significant impact.

2.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three-month periods ended March 31, 2002 and 2001 because the effect would be anti-dilutive.

3. OTHER INCOME

On December 18, 2001, EntrePort executed a letter of intent agreement with a company to pursue a corporate reorganization in which EntrePort would spin-off its existing business to its shareholders and subsequently acquire their business.

In January 2002, the proposed transaction was terminated, and the Company retained the $50,000 received in December 2001. The Company has recorded this amount as other income net of transaction costs for the three-month period ended March 31, 2002.

4.  STOCK OPTION PLAN

During the three-month period ended March 31, 2002, the Company did not grant any stock options. Options to purchase 74,878 common shares at prices ranging between $.69 to $2.09 were cancelled upon employee termination. Also, options issued to a consultant to purchase 7,500 common shares at a price rate of $3.25 were cancelled upon expiration. No options were exercised during the three-month period ended March 31, 2002.

5. RELATED PARTY TRANSACTIONS

In January 2001, the Company loaned $55,000 to an officer in exchange for a promissory note due in January 2002. The note bears interest at a rate of 8% per annum. The remaining amount due was paid in full during the three-month period ended March 31, 2002.

6. TRANSACTION WITH ADVANCED COMMUNICATIONS TECHNOLOGIES

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

In addition, ACT will provide $200,000 in interim financing prior to closing, of which $50,000 has been received as of March 31, 2002 and is included in accrued liabilities in the accompanying unaudited March 31, 2002 condensed consolidated balance sheet. ACT will also pay certain expenses prior to closing. ACT has also signed an irrevocable agreement to finance the Company after closing for up to an additional $75,000 per month as needed for a minimum period of six months following closing. ACT will also assist the Company in an effort to raise at least $1 million in funding for the real estate operation after closing. Closing is expected to occur by June 30, 2002.

7. DELIST FROM AMERICAN STOCK EXCHANGE

The Company received a notice dated March 8, 2002 from the American Stock Exchange that it intended to strike the company's common stock from listing and registration on the exchange. The Company expects the delisting to be effective in May 2002 and plans to move its listing to the OTC Bulletin Board at that time.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         REVENUES

For the three months ended March 31, 2002, revenues were $154,323 compared to $212,996 for the same period in fiscal 2001, a decrease of $58,673 or 28%. The decrease for the three months ended March 31, 2002 is primarily due to lower sponsorship revenue than fiscal 2001, as we suspended the hosting of real estate seminars as of April 2001, as a cost savings measure.

         COST OF REVENUES

Cost of revenues were $53,323 for the three months ended March 31, 2002 compared to $686,385 for the same period in fiscal 2001, a decrease of $633,062 or 92%. The decrease in the cost of revenues is due to lower seminar hosting costs, lower website hosting facilities costs, lower content training commissions, lower amortization of capitalized web development and license fees, and lower content and courseware costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Engineering and product development expenses were $101,971 for the three months ended March 31, 2002 compared to $202,258 for the same period in fiscal 2001, a decrease of $100,287 or 50%. The decrease in the engineering and product development expenses for fiscal 2002 is due to lower labor costs as a result of our cost savings measures. Current engineering and product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $3,890 for the three months ended March 31, 2002 compared to $257,161 for the same periods in fiscal 2001, a decrease of $253,271 or 99%. The decrease in selling and marketing expenses in fiscal 2002 is due to lower labor costs as a result of terminating our entire sales and marketing staff as a result of cost savings measures.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $240,645 during the three months ended March 31, 2002 compared to $734,981 for the same period in fiscal 2001, a decrease of $494,336 or 67%. General and administrative expenses in fiscal 2001 were greater than fiscal 2002 due to the inclusion of University.com general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to the University.com acquisition for the three months ended March 31, 2001 amounted to $194,000. There was no amortization of intangible assets in fiscal 2002 due to the write-off of most of the intangible assets during the second half of fiscal 2001. Fiscal 2002 includes no University.com general and administration expenses due to the closing of the Minnesota office in October 2001.

         ABANDONED ACQUISITION COSTS

The loss of $417,967 in the three months ended March 31, 2001 was due to the Company's cancellation of its planned acquisition of By Referral Only, Inc.

         OTHER INCOME

During 2002, the Company recognized a gain of $49,886 related to an aborted transaction with Media Carts. As part of the agreement, the Company retained $50,000 which was partially offset by $114 of related transaction costs.

         INTEREST EXPENSE, NET

Net interest expense was $15,315 for the three months ended March 31, 2002, compared to interest income of $28,057 for the same periods in fiscal 2001, an increase of $43,372 or 155%. The increase in interest expense is due to the addition of notes payable in the second half of 2001. Also, fiscal 2001 included greater interest income due to a higher average cash balance.

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

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements for amounts substantially less than face value of the liability. The Company recorded the accrued liability at December 31, 2001 based on these negotiated amounts, resulting in an extraordinary gain on vendor settlements in fiscal 2001 in the amount of $232,331. Various agreements include the issuance of a combined 125,000 shares of common stock, of which 50,000 shares were issued during 2001, and the remaining 75,000 are issuable upon financing or 90 days after execution of the agreement, whichever is earlier. Certain agreements included the issuance of $30,000 in notes. The various agreements require vendor payments to be made upon company financing, and in certain instances no later than 90 days (or during the period December 31, 2001 to February 7, 2002 depending on the signing of the agreement). Certain agreements also required the company to transfer office equipment with a net book value of approximately $17,000 at the time of transfer. The Company has made no vendor payments toward these settlement agreements due to the delay in company financing and is in default on certain of the vendor agreements. The Company believes, based in part on discussions with these vendors, that if financing is obtained, the vendor settlement agreements will still be honored. The Company also negotiated a vendor settlement related to a liability that was acquired as part of the University.com acquisition. The reduction in this liability amounted to $47,300 and was recorded as an adjustment to the purchase price of University.com (customer contracts).

As of March 31, 2002, we had a working capital deficit of $1,682,528. We have approximately $26,000 cash on hand as of May 10, 2002 and we expect to spend our cash at a rate of $50,000 per month at our current level of operations. At this rate, our cash reserves will be depleted by early June 2002, unless we are able to raise additional capital.

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

In addition, ACT will provide $200,000 in interim financing prior to closing, of which $87,400 has been received as of May 10, 2002. ACT will also pay certain expenses prior to closing. Closing is expected to occur no later than June 30, 2002. ACT has signed an irrevocable agreement to finance EntrePort after closing for up to an additional $75,000 per month as needed for a minimum period of six months following closing. ACT will assist the Company in an effort to raise at least $1 million in funding for the real estate operations after closing.

We are actively seeking additional financing options to raise needed funding. If we are unable to raise additional capital by early June 2002, either through interim financing, private placements, acquisition, or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.

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

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by early June 2002 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our recent contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

In addition to other matters identified or described by EntrePort from time to time in filings with the SEC, there could be other factors that could cause EntrePort's future results to differ materially from historical results or trends, results anticipated or planned by EntrePort, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of EntrePort.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of March 31, 2002, EntrePort Corporation has been named as parties in various actions. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of EntrePort Corporation as set forth in the Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2002, the Company did not grant any stock options. Options to purchase 74,878 common shares at prices ranging between $.69 to $2.09 were cancelled upon employee termination. Also, options issued to a consultant to purchase 7,500 common shares at a price rate of $3.25 were cancelled upon expiration. No options were exercised during the three-month period ended March 31, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

ITEM 5.  OTHER INFORMATION.

TRANSACTION WITH ADVANCED COMMUNICATIONS TECHNOLOGIES

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

In addition, ACT will provide $200,000 in interim financing prior to closing, of which $87,400 has been received as of May 10, 2002. ACT will also pay certain expenses prior to closing. ACT has also signed an irrevocable agreement to finance the Company after closing for up to an additional $75,000 per month as needed for a minimum period of six months following closing. ACT will also assist the Company in an effort to raise at least $1 million in funding for the real estate operation after closing. Closing is expected to occur by June 30, 2002.

DELIST FROM AMERICAN STOCK EXCHANGE

The Company received a notice dated March 8, 2002 from the American Stock Exchange that it intended to strike the company's common stock from listing and registration on the exchange. The Company expects the delisting to be effective in May 2002 and plans to move its listing to the OTC Bulletin Board at that time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                Description
         -----------                -----------

         None

(b)      REPORTS ON FORM 8-K

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EntrePort Corporation
                                                     (Registrant)


Dated:  May 13, 2002                    By:       /s/ William A. Shue
                                                 -------------------------------
                                                 William A. Shue,
                                                 Chief Executive Officer


Dated:  May 13, 2002                    By:       /s/ Ronald D. Suokko
                                                 -------------------------------
                                                 Ronald D. Suokko,
                                                 Chief Accounting Officer