Form 10QSB
period 2002-06-30
ENTREPORT CORP
filed 2002-08-14
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________


Commission File Number 001-15947

                              ENTREPORT CORPORATION
--------------------------------------------------------------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

           Florida                                               65-0703923
---------------------------------                          --------------------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

            5937 DARWIN COURT, SUITE 109, CARLSBAD, CALIFORNIA 92008
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  760-688-1144
                                  ------------
                           (ISSUER'S TELEPHONE NUMBER)


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

                              Yes [X]   No [ ]

         As of August 13, 2002, the Company had 19,770,001 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation
                                Form 10-QSB Index


PART I.  financial information

item 1.  Financial Statements (UNAUDITED)

   Condensed Consolidated Balance Sheets at June 30, 2002 and
         December 31, 2001.....................................................2
   Condensed Consolidated Statements of Operations for the
         three months ended June 30, 2002 and 2001
         and for the six months ended June 30, 2002 and 2001...................3
   Condensed Consolidated Statements of Cash Flows for the
         six months ended June 30, 2002 and 2001...............................4
   Notes to Unaudited Condensed Consolidated Financial Statements..............5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............9

PART II. OTHER INFORMATION

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


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                               ENTREPORT CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2002             2001
                                                                                     (UNAUDITED)        (NOTE)
                                                                                 ---------------   ---------------
Assets

Current assets:
     Cash and cash equivalents                                                   $       20,493    $       39,856
     Other current assets                                                                70,292            56,945
                                                                                 ---------------   ---------------
Total current assets                                                                     90,785            96,801

Property and equipment, net                                                             214,858           329,351
Domain name, net                                                                         36,390            36,390
Other assets                                                                             28,000            28,000
                                                                                 ---------------   ---------------
Total assets                                                                     $      370,033    $      490,542
                                                                                 ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                            $      203,032    $      207,099
     Accrued liabilities                                                                759,300           562,650
     Capital lease obligation                                                           157,368           157,368
     Accrued license fees                                                               300,000           300,000
     Notes payable - current portion                                                    473,325            20,000
                                                                                 ---------------   ---------------
Total current liabilities                                                             1,893,025         1,247,117
                                                                                 ---------------   ---------------

Long term portion of notes payable                                                       10,000           388,325

Stockholders' equity (deficit):
     Common stock, $.001 par value, 50,000,000 shares authorized,
       19,770,001 and 18,770,001 issued and outstanding at
       June 30, 2002 and December 31, 2001, respectively                                 19,770            18,770
     Additional paid-in capital                                                      14,106,447        14,070,793
     Accumulated deficit                                                            (15,659,209)      (15,234,463)
                                                                                 ---------------   ---------------
Total stockholders' deficit                                                          (1,532,992)       (1,144,900)
                                                                                 ---------------   ---------------
Total liabilities and stockholders' deficit                                      $      370,033    $      490,542
                                                                                 ===============   ===============

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 2001 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.


                                    ENTREPORT CORPORATION

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                     JUNE 30,
                                                  2002          2001          2002             2001
                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)      (UNAUDITED)
                                              ------------- ------------- -------------  --------------
Revenues                                      $    142,938  $    177,971  $    297,261  $     390,967
                                              ------------- ------------- ------------- --------------

Costs and expenses:
     Cost of revenues                               36,298       407,039        89,621      1,093,424
     Engineering and product development costs      99,609       228,795       201,580        431,053
     Selling and marketing                           4,099       161,740         7,989        418,901
     General and administrative                    197,080       979,735       437,725      1,714,716
                                              ------------- ------------- ------------- --------------

       Total costs and expenses                    337,086     1,777,309       736,915      3,658,094
                                              ------------- -------------  ------------ --------------

Loss from operations                              (194,148)   (1,599,338)     (439,654)    (3,267,127)
                                              ------------- ------------- -------------  --------------

Other income (expenses):
     Abandoned acquisition costs                        --            --            --       (417,967)
     Other income                                       --            --        49,886             --
     Interest income (expense), net                (19,663)        4,797       (34,978)        32,854
                                              ------------- ------------- -------------  --------------
       Total other expenses                        (19,663)        4,797        14,908       (385,113)
                                              ------------- ------------- -------------  --------------

Net loss                                      $   (213,811) $ (1,594,541) $   (424,746) $  (3,652,240)
                                              ============= ============= ============= ==============

Net loss per common share (basic & diluted)   $      (0.01) $      (0.09) $      (0.02) $       (0.21)
                                              ============= ============= ============= ==============

Weighted average shares used in computing net
     loss per common share (basic and diluted)  18,901,869    18,456,232    18,836,299     17,001,126
                                             ============== ============= ============= ==============


SEE ACCOMPANYING NOTES.


                                        ENTREPORT CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                             2002              2001
                                                                          (UNAUDITED)       (UNAUDITED)
                                                                       ----------------  ----------------
OPERATING ACTIVITIES:
Net loss                                                               $      (424,746)  $    (3,652,240)
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                          114,493           846,357
        Discontinued acquisition costs                                              --           417,967
        Loss on disposal of fixed assets                                            --            39,630
        Write-off of capitalized financing costs                                    --            72,379
        Issuance of common stock options for services                               --            14,400
        Issuance of common stock for services rendered                          40,000           256,794
        Changes in operating assets and liabilities:                            80,707          (309,918)
                                                                       ----------------  ----------------
Net cash flows used in operating activities                                   (189,546)       (2,314,631)
                                                                       ----------------  ----------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                            --            29,771
     Deferred acquisition costs                                                     --           (47,926)
     Cash received in acquisition of University.com, Inc.                           --             7,881
     Deferred acquisition fees                                                      --           100,000
     Increases in website development costs                                         --          (116,342)
     Collections on loan to officer                                             11,129                --
                                                                       ----------------  ----------------
Net cash flows provided by (used in) investing activities                       11,129           (26,616)
                                                                       ----------------  ----------------

FINANCING ACTIVITIES:
     Advance from Advanced Communications Technologies                          87,400                --
     Advance from Multi-Fineline Electronix (Promissory Note)                   75,000                --
     Principal payment on capital lease obligations                                 --           (38,363)
     Increases in capitalized financing costs                                       --           (72,379)
     Re-payment of notes payable                                                    --           (70,000)
     Other financing costs / registration costs                                 (3,346)          (47,057)
                                                                       ----------------  ----------------
Net cash flows provided by (used in) financing activities                      159,054          (227,799)
                                                                       ----------------  ----------------

Decrease in cash and cash equivalents                                          (19,363)       (2,569,046)

Cash and cash equivalents at beginning of period                                39,856         2,780,402
                                                                       ----------------  ----------------

Cash and cash equivalents at end of period                             $        20,493   $       211,356
                                                                       ================  ================

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES:

Fair value of assets and liabilities acquired in the acquisition of University.com, Inc. are as follows:
Current assets acquired                                                $            --   $        25,972
Property, equipment and other assets                                                --           261,377
Intangible assets                                                                   --         3,773,391
Liabilities assumed                                                                 --          (390,795)
                                                                       ----------------  ----------------
                                                                       $            --   $     3,669,945
                                                                       ================  ================

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Issuance of common stock for acquisition of University.com, Inc.       $            --   $     3,456,030
                                                                       ================  ================
Capital lease obligations                                              $            --   $        28,000
                                                                       ================  ================
Issuance of common stock for services rendered                         $        40,000   $            --
                                                                       ================  ================

SUPPLEMENTAL INFORMATION:
                                                                       ================  ================
Interest paid                                                          $            --   $        17,415
                                                                       ================  ================

SEE ACCOMPANYING NOTES.

                            ENTREPORT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2002 and the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting of personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through June 30, 2002, the Company has incurred net losses of $15,659,209. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds and it is presently in discussion with several companies regarding strategic alliances or investments. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts of classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

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

2.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and six-month periods ended June 30, 2002 and 2001 because the effect would be anti-dilutive.

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

4.  DEFAULT ON CAPITAL LEASE AGREEMENTS

In May 2000, the Company entered into an equipment lease agreement with International Business Machines Corporation ("IBM") for a significant portion of the Company's computer equipment. The lease is payable in monthly installments of principal and interest in the amount of $9,134 through April 2003. In October 2001, the Company defaulted on the lease agreement by not making the required payment and, according to the terms of the agreement, the entire unpaid balance of $157,368 is currently due. Borrowings under the financing agreement are secured by specific equipment with interest imputed at approximately 17.6% at June 30, 2002. The Company is currently in discussions with IBM to restructure the payment terms.

5. DEFAULT ON VENDOR SETTLEMENTS

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements during fiscal 2001 for amounts substantially less than the face value of the liability. The Company has $30,000 in notes payable and approximately $170,000 in accrued liabilities in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet related to vendor settlements. The Company has made no vendor payments toward these settlement agreements due to the delay in the company financing and is in default on certain of the vendor agreements. The Company believes, based in part on discussions with these vendors, that if financing is obtained, the vendor settlement agreements will still be honored. If these settlement agreements are not eventually honored, the Company could potentially be liable for an additional amount of approximately $249,000.

6.  STOCK OPTION PLAN AND ISSUANCE OF COMMON STOCK

During the six-month period ended June 30, 2002, the Company did not grant any stock options. Options to purchase 249,289 common shares at prices ranging between $1.38 to $2.75 were cancelled upon employee termination. Options issued to active employees to purchase 937,500 common shares at prices ranging between $.17 to $1.00 were canceled Also, options issued to a consultant to purchase 7,500 common shares at a price rate of $3.25 were cancelled upon expiration. No options were exercised during the six-month period ended June 30, 2002.

In June 2002, the Company issued 800,000 shares of common stock to an investor relations consultant (valued at $32,000) and 200,000 shares of common stock to outside legal counsel (valued at $8,000). The cost of shares issued to the consultant was recorded in other current assets and being amortized to general and administrative expense over the expected period of service. The cost of the shares issued to the outside legal counsel was offset against accounts payable, to settle a portion of the outstanding accounts payable balance due.

7. DELIST FROM AMERICAN STOCK EXCHANGE

In May 2002, the Company's common stock was delisted from the American Stock Exchange and the Company moved its listing to the OTC Bulletin Board at that time.

8. RELATED PARTY TRANSACTIONS

In January 2001, the Company loaned $55,000 to an officer in exchange for a promissory note due in January 2002. The note bears interest at a rate of 8% per annum. The remaining amount due was paid in full during the three-month period ended March 31, 2002.

Included in accrued liabilities on June 30, 2002 is approximately $45,000 in unpaid salary due to two of the Company's officers.

9. TERMINATED TRANSACTION WITH ADVANCED COMMUNICATIONS TECHNOLOGIES

On March 14, 2002, the Company signed an acquisition agreement with Advanced Communications Technologies (Australia) Pty Ltd. ("ACT"). Under the terms of the agreement, the Company was to issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT was to deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing.

In addition, ACT was to provide $200,000 in interim financing prior to closing, of which $87,400 was received as of June 30, 2002 and is included in accrued liabilities in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet.

The Company notified ACT in writing on May 16, 2002, that ACT was in breach of the Acquisition Agreement dated March 14, 2002. The breach was issued for failure of ACT to make scheduled cash payments as required in the Agreement. As a result of this breach of the Agreement, together with other breaches of the agreement, the Company has formally terminated the Acquisition Agreement as of May 31, 2002.

10. TRANSACTION WITH  MULTI-FINELINE ELECTRONIX

On June 6, 2002, the Company entered into a non-binding letter of intent whereby the Company will acquire all the capital stock of Multi-Fineline Electronix, Inc. ("M-Flex") in exchange for 96.5% of the existing EntrePort common stock. Prior to the share exchange, the Company will have spun-off all of its assets and liabilities into a new company, which will continue to be owned 100% by the current shareholders of the Company. In connection with the transaction, the Company will assign 1% of the common stock of EntrePort to a consultant for services related to the transaction, which at the time will include 100% of the common stock of M-Flex.

In connection with the transaction, M-Flex will provide $200,000 in interim financing, of which $75,000 has been received as of June 30, 2002 and is included in notes payable in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet. The $75,000 note bears interest at the annual rate of 6% and is due on June 4, 2003 or 30 days after the termination of the letter of intent, whichever is sooner.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         REVENUES

For the three months ended June 30, 2002, revenues were $142,938 compared to $177,971 for the same period in fiscal 2001, a decrease of $35,033 or 20%. The decrease for the three months ended June 30, 2002 is primarily due to lower membership revenue than fiscal 2001, as we cut back on sales and marketing efforts in the second half of fiscal 2001 as a cost savings measure.

         GROSS MARGIN

Gross margin on revenues was $106,640 for the three months ended June 30, 2002 compared to $(229,068) for the same period in fiscal 2001, an increase of $335,708 or 147%. The increase in the gross margin is due to the elimination of seminar hosting costs, lower content training commissions, lower amortization of capitalized web development and license fees, and lower content and courseware costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Engineering and product development expenses were $99,609 for the three months ended June 30, 2002 compared to $228,795 for the same period in fiscal 2001, a decrease of $129,186 or 56%. The decrease in the engineering and product development expenses for fiscal 2002 is due to lower labor costs as a result of our cost savings measures. Current engineering and product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $4,099 for the three months ended June 30, 2002 compared to $161,740 for the same periods in fiscal 2001, a decrease of $157,641 or 97%. The decrease in selling and marketing expenses in fiscal 2002 is due to lower labor costs as a result of terminating our entire sales and marketing staff as a result of cost savings measures.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $197,080 during the three months ended June 30, 2002 compared to $979,735 for the same period in fiscal 2001, a decrease of $782,655 or 80%. General and administrative expenses in fiscal 2001 were greater than fiscal 2002 due to the inclusion of University.com general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to the University.com acquisition for the three months ended June 30, 2001 amounted to $292,000. There was no amortization of intangible assets in fiscal 2002 due to the write-off of most of the intangible assets during the second half of fiscal 2001. Fiscal 2002 includes no University.com general and administration expenses due to the closing of the Minnesota office in October 2001. The decrease in general and administrative expense in fiscal 2002 is also due to lower labor costs as a result of terminating staff as a result of cost savings measures. Fiscal 2001 also includes $116,000 in stock compensation related to common stock issued to the outside board of directors.

         INTEREST EXPENSE, NET

Net interest expense was $19,663 for the three months ended June 30, 2002, compared to interest income of $4,797 for the same periods in fiscal 2001, an increase of $24,460 or 510%. The increase in interest expense is due to the addition of notes payable in the second half of 2001. Also, fiscal 2001 included greater interest income due to a higher average cash balance.



SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         REVENUES

For the six months ended June 30, 2002, revenues were $297,261 compared to $390,967 for the same period in fiscal 2001, a decrease of $93,706 or 24%. The decrease for the six months ended June 30, 2002 is primarily due to lower sponsorship revenue and lower membership revenue than fiscal 2001, as we suspended the hosting of real estate seminars as of April 2001 and cut back on sales and marketing efforts in the second half of fiscal 2001 as a cost savings measure.

         GROSS MARGIN

Gross margin on revenues were $207,640 for the six months ended June 30, 2002 compared to $(702,457) for the same period in fiscal 2001, an increase of $910,097 or 130%. The increase in the gross margin is due to the elimination of seminar hosting costs, lower website hosting facilities costs, lower content training commissions, lower amortization of capitalized web development and license fees, and lower content and courseware costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Engineering and product development expenses were $201,580 for the six months ended June 30, 2002 compared to $431,053 for the same period in fiscal 2001, a decrease of $229,473 or 53%. The decrease in the engineering and product development expenses for fiscal 2002 is due to lower labor costs as a result of our cost savings measures. Current engineering and product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $7,989 for the six months ended June 30, 2002 compared to $418,901 for the same periods in fiscal 2001, a decrease of $410,912 or 98%. The decrease in selling and marketing expenses in fiscal 2002 is due to lower labor costs as a result of terminating our entire sales and marketing staff as a result of cost savings measures.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $437,725 during the six months ended June 30, 2002 compared to $1,714,716 for the same period in fiscal 2001, a decrease of $1,276,991 or 74%. General and administrative expenses in fiscal 2001 were greater than fiscal 2002 due to the inclusion of University.com general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to the University.com acquisition for the six months ended June 30, 2001 amounted to $485,000. There was no amortization of intangible assets in fiscal 2002 due to the write-off of most of the intangible assets during the second half of fiscal 2001. Fiscal 2002 includes no University.com general and administration expenses due to the closing of the Minnesota office in October 2001. The decrease in general and administrative expense in fiscal 2002 is also due to lower labor costs as a result of terminating staff as a result of cost savings measures. Fiscal 2001 also includes $116,000 in stock compensation related to common stock issued to the outside board of directors.

         ABANDONED ACQUISITION COSTS

The loss of $417,967 in the six months ended June 30, 2001 was due to the Company's cancellation of its planned acquisition of By Referral Only, Inc.

         OTHER INCOME

During 2002, the Company recognized a gain of $49,886 related to an aborted transaction with Media Carts. As part of the agreement, the Company retained $50,000 which was partially offset by $114 of related transaction costs.

         INTEREST EXPENSE, NET

Net interest expense was $34,978 for the six months ended June 30, 2002, compared to interest income of $32,854 for the same periods in fiscal 2001, an increase of $67,832 or 206%. The increase in interest expense is due to the addition of notes payable in the second half of 2001. Also, fiscal 2001 included greater interest income due to a higher average cash balance.

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

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements for amounts substantially less than face value of the liability. The Company recorded the accrued liability at December 31, 2001 based on these negotiated amounts, resulting in an extraordinary gain on vendor settlements in fiscal 2001 in the amount of $232,331. Various agreements included the issuance of a combined 125,000 shares of common stock, of which 50,000 shares were issued during 2001, and the remaining 75,000 are issuable upon financing or 90 days after execution of the agreement, whichever is earlier. Certain agreements included the issuance of $30,000 in notes. The various agreements require vendor payments to be made upon company financing, and in certain instances no later than 90 days (or during the period December 31, 2001 to February 7, 2002 depending on the signing of the agreement). Certain agreements also required the company to transfer office equipment with a net book value of approximately $17,000 at the time of transfer. The Company has made no vendor payments toward these settlement agreements due to the delay in company financing and is in default on certain of the vendor agreements. The Company believes, based in part on discussions with these vendors, that if financing is obtained, the vendor settlement agreements will still be honored. If these settlement agreements are not eventually honored, the Company could potentially be liable for an additional amount of approximately $249,000. The Company also negotiated a vendor settlement related to a liability that was acquired as part of the University.com acquisition. The reduction in this liability amounted to $47,300 and was recorded as an adjustment to the purchase price of University.com (customer contracts).

As of June 30, 2002, we had a working capital deficit of $1,802,240. We had approximately $20,000 cash on hand as of August 7, 2002 and we expect to spend our cash at a rate of $55,000 per month at our current level of operations. At this rate, our cash reserves will be depleted by late August 2002, unless we are able to raise additional capital.

We need approximately $1 million emergency financing to pay our vendors based on settlement agreements and to fund the real estate operations for the remainder of 2002. However, in order to pursue additional acquisitions and development of other industry specific web portals, we will need significant additional working capital during the next twelve months.

On March 14, 2002, the Company signed an acquisition agreement with ACT. Under the terms of the agreement, the Company was to issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT was to deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing.

In addition, ACT was to provide $200,000 in interim financing prior to closing, of which $87,400 was received as of June 30, 2002 and is included in accrued liabilities in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet.

The Company notified ACT in writing on May 16, 2002, that ACT was in breach of the Acquisition Agreement dated March 14, 2002. The breach was issued for failure of ACT to make scheduled cash payments as required in the Agreement. As a result of this breach of the Agreement, together with other breaches of the agreement, the Company has formally terminated the Acquisition Agreement as of May 31, 2002.

On June 6, 2002, the Company entered into a non-binding letter of intent whereby the Company will acquire all the capital stock of Multi-Fineline Electronix, Inc. ("M-Flex") in exchange for 96.5% of the existing EntrePort common stock. Prior to the share exchange, the Company will have spun off all of its assets and liabilities into a new company, which will continue to be owned 100% by the current shareholders of the Company. In connection with the transaction, the Company will assign 1% of the common stock of EntrePort to a consultant for services related to the transaction, which at the time will include 100% of the common stock of M-Flex.

In connection with the transaction, M-Flex will provide $200,000 in interim financing, of which $75,000 has been received as of June 30, 2002 and is included in notes payable in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet. The $75,000 note bears interest at the annual rate of 6% and is due on June 4, 2003 or 30 days after the termination of the letter of intent, whichever is sooner.

In May 2002, the Company engaged a financing consultant to assist the Company in obtaining financing. The consultant will be paid a commission based on financing raised, if any.

We are actively seeking additional financing options to raise needed funding. If we are unable to raise additional capital by late August 2002, either through interim financing, private placements, acquisition, or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.

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

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by late August 2002 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our recent contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of June 30, 2002, EntrePort Corporation has been named as parties in various actions. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of EntrePort Corporation as set forth in the Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2002, the Company did not grant any stock options. Options to purchase 249,289 common shares at prices ranging between $1.38 to $2.75 were cancelled upon employee termination. Options issued to active employees to purchase 937,500 common shares at prices ranging between $.17 to $1.00 were canceled Also, options issued to a consultant to purchase 7,500 common shares at a price rate of $3.25 were cancelled upon expiration. No options were exercised during the six-month period ended June 30, 2002.

In June 2002, the Company issued 800,000 registered shares of common stock to an investor relations consultant (valued at $32,000) and 200,000 registered shares of common stock to outside legal counsel (valued at $8,000). The cost of shares issued to the consultant was recorded in to other current assets and being amortized to general and administrative expense over the expected period of service. The cost of the shares issued to legal counsel was offset against accounts payable, to settle a portion of the outstanding accounts payable balance due.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Inapplicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Inapplicable.

ITEM 5.  OTHER INFORMATION.

TERMINATED TRANSACTION WITH ADVANCED COMMUNICATIONS TECHNOLOGIES

On March 14, 2002, the Company signed an acquisition agreement with Advanced Communications Technologies (Australia) Pty Ltd. ("ACT"). Under the terms of the agreement, the Company was to issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT was to deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing.

In addition, ACT was to provide $200,000 in interim financing prior to closing, of which $87,400 was received as of June 30, 2002 and is included in accrued liabilities in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet.

The Company notified ACT in writing on May 16, 2002, that ACT was in breach of the Acquisition Agreement dated March 14, 2002. The breach was issued for failure of ACT to make scheduled cash payments as required in the Agreement. As a result of this breach of the Agreement, together with other breaches of the agreement, the Company has formally terminated the Acquisition Agreement as of May 31, 2002.


DELIST FROM AMERICAN STOCK EXCHANGE

In May 2002, the Company's common stock was delisted from the American Stock Exchange and the Company moved its listing to the OTC Bulletin Board at that time.


TRANSACTION WITH MULTI-FINELINE ELECTRONIX

On June 6, 2002, the Company entered into a non-binding letter of intent whereby the Company will acquire all the capital stock of Multi-Fineline Electronix, Inc. ("M-Flex") in exchange for 96.5% of the existing EntrePort common stock. Prior to the share exchange, the Company will have spun-off all of its assets and liabilities into a new company, which will continue to be owned 100% by the current shareholders of the Company. In connection with the transaction, the Company will assign 1% of the common stock of EntrePort to a consultant for services related to the transaction, which at the time will include 100% of the common stock of M-Flex.

In connection with the transaction, M-Flex will provide $200,000 in interim financing, of which $75,000 has been received as of June 30, 2002 and is included in notes payable in the accompanying unaudited June 30, 2002 condensed consolidated balance sheet. The $75,000 note bears interest at the annual rate of 6% and is due on June 4, 2003 or 30 days after the termination of the letter of intent, whichever is sooner.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         Exhibit No.                Description
         -----------                -----------

         10.1 Termination Agreement and Mutual Release dated May 3, 2002 between the Company and RE/MAX International, Inc.

         10.2     Consulting Agreement with Stephen J. Nemergut dated June 18,
                  2002.

(b)      REPORTS ON FORM 8-K

         On April 4, 2002, we filed a Report on Form 8-K relating to the resignation of Bruce Peterson from the Board of Directors of the Company.

         On April 5 and 11, 2002, we filed an amended Report on Form 8-KA to correct certain typographical errors in the Form 8-K filed on March 29, 2002 which related to our change in accountants from Ernst & Young, LLP to Lavine, Lofgren, Morris & Engelberg, LLP.

         On June 11, 2002, we filed a Report on Form 8-K relating to our termination of the merger transaction with Advanced Communications Technologies (Australia) Pty Ltd.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     EntrePort Corporation
                                                        (Registrant)


Dated:  August 13, 2002                    By:       /s/ William A. Shue
                                                     ---------------------------
                                                    William A. Shue,
                                                    Chief Executive Officer


Dated:  August 13, 2002                    By:       /s/ Ronald D. Suokko
                                                     ---------------------------
                                                    Ronald D. Suokko,
                                                    Chief Accounting Officer