Form 10QSB
period 2002-09-30
ENTREPORT CORP
filed 2002-11-19
CIK 1092494

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                               Yes [X]   No [ ]

         As of November 17, 2002, the Company had 19,770,001 shares of its $.001 par value common stock issued and outstanding.

                              EntrePort Corporation
                                Form 10-QSB Index


PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

   Condensed Consolidated Balance Sheets at September 30, 2002 and
         December 31, 2001.....................................................2
   Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2002 and 2001
         and for the nine months ended September 30, 2002 and 2001.............3
   Condensed Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2002 and 2001.........................4
   Notes to Unaudited Condensed Consolidated Financial Statements..............5

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


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                                               ENTREPORT CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                        2002                2001
                                                                                     (UNAUDITED)           (NOTE)
                                                                                 ------------------   ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                                   $           9,768    $       39,856
     Other current assets                                                                   31,961            56,945
                                                                                 ------------------   ---------------
Total current assets                                                                        41,729            96,801

Property and equipment, net                                                                168,128           329,351
Domain name, net                                                                            36,390            36,390
Other assets                                                                                28,000            28,000
                                                                                 ------------------   ---------------
Total assets                                                                     $         274,247    $      490,542
                                                                                 ==================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                            $         189,178    $      207,099
     Accrued liabilities                                                                   697,030           562,650
     Capital lease obligation                                                              185,501           157,368
     Accrued license fees                                                                  300,000           300,000
     Notes payable - current portion                                                       585,725            20,000
                                                                                 ------------------   ---------------
Total current liabilities                                                                1,957,434         1,247,117
                                                                                 ------------------   ---------------

Long term portion of notes payable                                                          10,000           388,325

Stockholders' equity (deficit):
     Common stock, $.001 par value, 50,000,000 shares authorized,
       19,770,001 and 18,770,001 issued and outstanding at
       September 30, 2002 and December 31, 2001, respectively                               19,770            18,770
     Additional paid-in capital                                                         14,106,447        14,070,793
     Accumulated deficit                                                               (15,819,404)      (15,234,463)
                                                                                 ------------------   ---------------
Total stockholders' deficit                                                             (1,693,187)       (1,144,900)
                                                                                 ------------------   ---------------
Total liabilities and stockholders' deficit                                      $         274,247    $      490,542
                                                                                 ==================   ===============

SEE ACCOMPANYING NOTES.

Note: The Balance Sheet at December 31, 2001 is derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.


                                    ENTREPORT CORPORATION

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   2002          2001          2002           2001
                                                 (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                              ---------------------------------------------------------
Revenues                                      $    123,937  $    182,179   $   421,198   $     573,146
                                              ------------- -------------  ------------  --------------

Costs and expenses:
     Cost of revenues                               28,415       367,397       118,036       1,460,821
     Engineering and product development costs      76,164       160,818       277,744         591,871
     Selling and marketing                           2,204        62,728        10,193         481,629
     General and administrative                    214,764       709,917       652,489       2,424,633
     Write-off of intangible assets                     --     3,251,177            --       3,251,177
                                              ------------- -------------  ------------  --------------

       Total costs and expenses                    321,547     4,552,037     1,058,462       8,210,131
                                              ------------- -------------  ------------  --------------

Loss from operations                              (197,610)   (4,369,858)     (637,264)     (7,636,985)
                                              ------------- -------------  ------------  --------------

Other income (expenses):
     Abandoned acquisition costs                        --            --            --        (417,967)
     Other income                                   50,000        31,511        99,886          31,511
     Interest income (expense), net                (12,585)      (10,320)      (47,563)         22,534
                                              ------------- -------------  ------------  --------------
       Total other income (expenses)                37,415        21,191        52,323        (363,922)
                                              ------------- -------------  ------------  --------------

Net loss                                      $   (160,195) $ (4,348,667)  $  (584,941)  $  (8,000,907)
                                              ============= =============  ============  ==============

Net loss per common share (basic & diluted)   $      (0.01) $      (0.23)  $     (0.03)  $       (0.46)
                                              ============= =============  ============  ==============

Weighted average shares used in computing net
     loss per common share (basic and diluted)  19,770,001    18,540,001    19,150,953      17,519,721
                                              ============= =============  ============  ==============

SEE ACCOMPANYING NOTES.

                                        ENTREPORT CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2002              2001
                                                                           (UNAUDITED)       (UNAUDITED)
                                                                         --------------------------------
OPERATING ACTIVITIES:
Net loss                                                                 $    (584,941)   $   (8,000,907)
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                          165,420         1,370,407
        Gain on sale of website                                                     --           (31,511)
        Discontinued acquisition costs                                              --           417,967
        Loss on disposal of fixed assets                                            --           171,757
        Write-off of intangible assets                                              --         3,251,177
        Write-off of capitalized financing costs                                    --            72,379
        Issuance of common stock options for services                               --            14,400
        Issuance of common stock for services rendered                          40,000           256,794
        Changes in operating assets and liabilities:                            80,314          (394,907)
                                                                       ----------------  ----------------
Net cash flows used in operating activities                                   (299,207)       (2,872,444)
                                                                       ----------------  ----------------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (4,197)           28,235
     Proceeds from sale of securities                                               --           378,325
     Proceeds from sale of website                                                  --            31,511
     Deferred acquisition costs                                                     --           (47,926)
     Cash received in acquisition of University.com, Inc.                           --             7,881
     Deferred acquisition fees                                                      --           100,000
     Increases in website development costs                                         --          (101,430)
     Collections on loan to officer                                             11,129                --
                                                                       ----------------  ----------------
Net cash flows provided by (used in) investing activities                        6,932           396,596
                                                                       ----------------  ----------------

FINANCING ACTIVITIES:
     Advance from Advanced Communications Technologies                          50,000                --
     Advance from Multi-Fineline Electronix (Promissory Note)                  150,000                --
     Increases in other borrowings                                              37,400                --
     Principal payment on capital lease obligations                                 --           (58,269)
     Increases in capitalized financing costs                                       --           (72,379)
     Increases in capital lease obligations                                     28,133                --
     Re-payment of notes payable                                                    --           (40,000)
     Other financing costs / registration costs                                 (3,346)          (47,132)
                                                                       ----------------  ----------------
Net cash flows provided by (used in) financing activities                      262,187          (217,780)
                                                                       ----------------  ----------------

Decrease in cash and cash equivalents                                          (30,088)       (2,693,628)

Cash and cash equivalents at beginning of period                                39,856         2,780,402
                                                                       ----------------  ----------------

Cash and cash equivalents at end of period                               $       9,768    $       86,774
                                                                       ================  ================

SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING ACTIVITIES:

Fair value of assets and liabilities acquired in the acquisition of University.com, Inc. are as follows:
Current assets acquired                                                $            --   $        25,972
Property, equipment and other assets                                                --           261,377
Intangible assets                                                                   --         3,773,391
Liabilities assumed                                                                 --          (390,795)
                                                                       ----------------  ----------------
                                                                       $            --   $     3,669,945
                                                                       ================  ================

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:

Issuance of common stock for acquisition of University.com, Inc.       $            --   $     3,456,030
                                                                       ================  ================
Increases in notes payable borrowings                                  $            --   $       378,325
                                                                       ================  ================
Capital lease obligations                                              $        28,133   $        28,000
                                                                       ================  ================
Issuance of common stock for services rendered                         $        40,000   $            --
                                                                       ================  ================

SUPPLEMENTAL INFORMATION:
                                                                       ================  ================
Interest paid                                                          $            --   $        28,643
                                                                       ================  ================

SEE ACCOMPANYING NOTES.

                              ENTREPORT CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and in the opinion of management contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2002 and the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001.

Certain information and footnote disclosures normally included in financial statements have been omitted or condensed. These condensed financial statements should be read in conjunction with the financial information included in the Company's 2001 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be attained for the entire fiscal year. Certain prior period amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements have been prepared by the Company and not reviewed by the Company's CPA firm assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Since its inception, the Company has been engaged primarily in organizational activities, including recruiting of personnel, establishing office facilities, research and development, obtaining financing, and initial sales and marketing of its products. Through September 30, 2002, the Company has incurred net losses of $15,819,404. Successful transition to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its research and development, and marketing and sales activities, and achieving a level of revenues adequate to support the Company's cost structure. To fund its ongoing activities, the Company must raise additional funds and it is presently in discussion with several companies regarding strategic alliances or investments. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of asset or the amounts of classification of liabilities that may result from the possible inability of the Company to obtain equity financing and to continue as a going concern.

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

2.  NET LOSS PER SHARE

The Company computes net loss per share following SFAS No. 128, EARNINGS PER SHARE. SFAS 128 requires the presentation of basic and diluted income (loss) per share amounts. Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent these shares are dilutive. Common equivalent shares are not included in the computation of diluted net loss per share for the three and nine-month periods ended September 30, 2002 and 2001 because the effect would be anti-dilutive.

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

In addition, ACT was to provide $200,000 in interim financing prior to closing, of which $50,000 was received as of September 30, 2002. The Company notified ACT in writing on May 16, 2002, that ACT was in breach of the Acquisition Agreement dated March 14, 2002. The breach was issued for failure of ACT to make scheduled cash payments as required in the Agreement. As a result of this breach of the Agreement, together with other breaches of the agreement, the Company has formally terminated the Acquisition Agreement as of May 31, 2002. The Company has recorded this amount as other income for the three-month period ended September 30, 2002.

4.  DEFAULT ON CAPITAL LEASE AGREEMENTS

In May 2000, the Company entered into an equipment lease agreement with International Business Machines Corporation ("IBM") for a significant portion of the Company's computer equipment. The lease is payable in monthly installments of principal and interest in the amount of $9,134 through April 2003. In October 2001, the Company defaulted on the lease agreement by not making the required payment and, according to the terms of the agreement, the entire $185,501 unpaid balance is currently due. The Borrowings under the financing agreement are secured by specific equipment with interest imputed at approximately 17.6% at September 30, 2002. The Company is currently in discussions with IBM to restructure the payment terms and interest rate.

5. DEFAULT ON VENDOR SETTLEMENTS

As a result of the Company's ongoing financial difficulty, management negotiated vendor settlements during fiscal 2001 for amounts substantially less than the face value of the liability. The Company has $30,000 in notes payable and approximately $170,000 in accrued liabilities in the accompanying unaudited September 30, 2002 condensed consolidated balance sheet related to vendor settlements. The Company has made no vendor payments toward these settlement agreements due to the delay in the company financing and is in default on certain of the vendor agreements. The Company believes, based in part on discussions with these vendors, that if financing is obtained, the vendor settlement agreements will still be honored. If these settlement agreements are not eventually honored, the Company could potentially be liable for an additional amount of approximately $249,000.

6.  STOCK OPTION PLAN AND ISSUANCE OF COMMON STOCK

During the nine-month period ended September 30, 2002, the Company did not grant any stock options. Options to purchase 280,108 common shares at prices ranging between $.63 to $2.75 were cancelled upon employee termination. Options issued to active employees to purchase 966,169 common shares at prices ranging between $.17 to $1.00 were canceled Also, options issued to a consultant to purchase 7,500 common shares at a price rate of $3.25 were cancelled upon expiration. No options were exercised during the nine-month period ended September 30, 2002.

In June 2002, the Company issued 800,000 shares of common stock to an investor relations consultant (valued at $32,000) and 200,000 shares of common stock to outside legal counsel (valued at $8,000). The cost of shares issued to the consultant was recorded in other current assets and was fully amortized to general and administrative as of September 30, 2002. The cost of the shares issued to the outside legal counsel was offset against accounts payable, to settle a portion of the outstanding accounts payable balance due.

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

Included in accrued liabilities on September 30, 2002 is approximately $88,000 in unpaid salary due to two of the Company's officers.

9. TRANSACTION WITH  MULTI-FINELINE ELECTRONIX

On August 28, 2002, the Company signed a definitive agreement whereby the Company will acquire all the capital stock of Multi-Fineline Electronix, Inc. ("M-Flex") in exchange for 96.5% of the existing EntrePort common stock. Prior to the share exchange, the Company will have spun-off all of its assets and liabilities into a new company, which will continue to be owned 100% by the current shareholders of the Company. In connection with the transaction, the Company will assign 1% of the common stock of EntrePort to a consultant for services related to the transaction, which at the time will include 100% of the common stock of M-Flex.

EntrePort's existing shareholders would retain their current ownership interests in EntrePorts's existing business, subject to reduction due to the issuance of shares to extinguish certain of EntrePort's obligations, plus a small ownership interest in M-Flex's business operations. The closing of this transaction are subject to certain conditions, including regulatory and shareholder approval.

In connection with the transaction, M-Flex will provide $200,000 in interim financing, of which $150,000 has been received as of September 30, 2002 and is included in notes payable in the accompanying unaudited September 30, 2002 condensed consolidated balance sheet. The $150,000 note bears interest at the annual rate of 6% and is due on June 4, 2003 or 30 days after the termination of the definitive agreement, whichever is sooner.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES

For the three months ended September 30, 2002, revenues were $123,937 compared to $182,179 for the same period in fiscal 2001, a decrease of $58,242 or 32%. The decrease for the three months ended September 30, 2002 is primarily due to lower membership revenue than fiscal 2001, as we started to cut back on sales and marketing efforts in the second quarter of fiscal 2001 as a cost savings measure, and continued to scale back on sales and marketing efforts each quarter thereafter.

         GROSS MARGIN

Gross margin on revenues was $95,522 for the three months ended September 30, 2002 compared to $(185,218) for the same period in fiscal 2001, an increase of $280,740 or 152%. The increase in the gross margin is due to lower continuing education training commissions, royalties, amortization of capitalized web development and license fees, content and courseware costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Engineering and product development expenses were $76,164 for the three months ended September 30, 2002 compared to $160,818 for the same period in fiscal 2001, a decrease of $84,654 or 53%. The decrease in the engineering and product development expenses for fiscal 2002 is due to lower labor costs as a result of terminating staff as a cost savings measures. Current engineering and product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $2,204 for the three months ended September 30, 2002 compared to $62,728 for the same periods in fiscal 2001, a decrease of $60,524 or 97%. The decrease in selling and marketing expenses in fiscal 2002 is due to lower labor costs as a result of terminating our entire sales and marketing staff as a cost savings measures.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $214,764 during the three months ended September 30, 2002 compared to $709,917 for the same period in fiscal 2001, a decrease of $495,153 or 70%. General and administrative expenses in fiscal 2001 were greater than fiscal 2002 due to the inclusion of University.com general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to the University.com acquisition for the three months ended September 30, 2001 amounted to $285,000. There was no amortization of intangible assets in fiscal 2002 due to the write-off of most of the intangible assets during the second half of fiscal 2001. Fiscal 2002 includes no University.com general and administration expenses due to the closing of the Minnesota office in October 2001. The decrease in general and administrative expense in fiscal 2002 is also due to lower labor costs as a result of terminating staff as a cost savings measures. Fiscal 2001 also includes a loss on disposal of fixed assets amounting to $130,000.

         WRITE-OFF OF INTANGIBLE ASSETS

The loss of $3,251,177 was due to the write-off of certain intangible assets acquired during the acquisition of University.com and website development costs during the three months ended September 30, 2001. The write-off included $1,044,447 in a write-down of the domain name valuation, $1,986,012 in a write-off of the customer list valuation and $220,718 in the write-down of the capitalized website development costs. The Company had no such expense in the same period in fiscal 2002.

         OTHER INCOME

During the three months ended September 30, 2002, the Company recognized a gain of $50,000 related to an aborted transaction with Advanced Communications Technologies. During the same period in fiscal 2001, the Company recorded other income amounting to $31,511 for the sale of one of its websites.

         INTEREST EXPENSE, NET

Net interest expense was $12,585 for the three months ended September 30, 2002, compared to net interest expense of $10,320 for the same period in fiscal 2001, an increase of $2,265 or 22%. The increase in interest expense is due to a higher average notes payable and capital lease obligation balance for the three months ended September 30, 2002 compared to the same period in fiscal 2001.


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUES

For the nine months ended September 30, 2002, revenues were $421,198 compared to $573,146 for the same period in fiscal 2001, a decrease of $151,948 or 27%. The decrease for the nine months ended September 30, 2002 is primarily due to lower sponsorship revenue and lower membership revenue than fiscal 2001, as we suspended the hosting of real estate seminars as of April 2001. The Company started to cut back on sales and marketing efforts in the second quarter of fiscal 2001 as a cost savings measure, and continued to scale back on sales and marketing efforts each quarter thereafter.

         GROSS MARGIN

Gross margin on revenues were $303,162 for the nine months ended September 30, 2002 compared to $(887,675) for the same period in fiscal 2001, an increase of $1,190,837 or 134%. The increase in the gross margin is due to the elimination of seminar hosting costs and lower website hosting facilities costs, content training commissions, amortization of capitalized web development and license fees, content and courseware costs.

         ENGINEERING AND PRODUCT DEVELOPMENT COSTS

Engineering and product development expenses were $277,744 for the nine months ended September 30, 2002 compared to $591,871 for the same period in fiscal 2001, a decrease of $314,127 or 53%. The decrease in the engineering and product development expenses for fiscal 2002 is due to lower labor costs as a result of terminating staff as a result of our cost savings measures. Current engineering and product development efforts are devoted to launching and improving private-label websites for corporate clients.

         SELLING AND MARKETING EXPENSE

Selling and marketing expenses were $10,193 for the nine months ended September 30, 2002 compared to $481,629 for the same periods in fiscal 2001, a decrease of $471,436 or 98%. The decrease in selling and marketing expenses in fiscal 2002 is due to lower labor costs as a result of terminating our entire sales and marketing staff as a cost savings measures.

         GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses were $652,489 during the nine months ended September 30, 2002 compared to $2,424,633 for the same period in fiscal 2001, a decrease of $1,772,144 or 73%. General and administrative expenses in fiscal 2001 were greater than fiscal 2002 due to the inclusion of University.com general and administration expenses and the amortization of intangible assets acquired during the acquisition of University.com. The amortization of intangible assets related to the University.com acquisition for the nine months ended September 30, 2001 amounted to $770,000. There was no amortization of intangible assets in fiscal 2002 due to the write-off of most of the intangible assets during the second half of fiscal 2001. Fiscal 2002 includes no University.com general and administration expenses due to the closing of the Minnesota office in October 2001. The decrease in general and administrative expense in fiscal 2002 is also due to lower costs as a result of terminating staff as a cost savings measures. Fiscal 2001 also includes a loss on disposal of fixed assets amounting to $130,000 and an expense amounting to $116,000 in stock compensation related to common stock issued to the outside board of directors.

         ABANDONED ACQUISITION COSTS

The loss of $417,967 in the nine months ended September 30, 2001 was due to the Company's cancellation of its planned acquisition of By Referral Only, Inc.

         OTHER INCOME

During 2002, the Company recognized a gain of $49,886 related to an aborted transaction with Media Carts. As part of the agreement, the Company retained $50,000 which was partially offset by $114 of related transaction costs. During fiscal 2002, the Company also recognized a gain of $50,000 related to an aborted transaction with Advanced Communications Technologies. During the same period in fiscal 2001, the Company recorded other income amounting to $31,511 for the sale of one of its websites.

         INTEREST EXPENSE, NET

Net interest expense was $47,563 for the nine months ended September 30, 2002, compared to interest income of $22,534 for the same periods in fiscal 2001, an increase of $70,097 or 311%. The increase in interest expense is due to the addition of notes payable in the second half of 2001. Also, fiscal 2001 included greater interest income due to a higher average cash balance.

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

As of September 30, 2002, we had a working capital deficit of $1,915,705. We had approximately $20,000 cash on hand as of November 17, 2002 and we expect to spend our cash at a rate of approximately $15,000 per month at our current level of operations. At this rate, our cash reserves will be depleted by December 2002, unless we are able to raise additional capital.

We need approximately $1.5 million emergency financing to pay our vendors based on settlement agreements and to fund the real estate operations for the remainder of 2002. However, in order to pursue additional acquisitions and development of other industry specific web portals, we will need significant additional working capital during the next twelve months.

On March 14, 2002, the Company signed an acquisition agreement with ACT. Under the terms of the agreement, the Company was to issue shares of its common stock representing approximately 90% of the fully-diluted shares to ACT at closing. ACT was to deliver 240 shares of its common stock representing approximately 20% of its issued and outstanding stock to the Company at closing.

In addition, ACT was to provide $200,000 in interim financing prior to closing, of which $50,000 was received as of September 30, 2002. The Company also received $37,400 as a loan from an investor group.

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

On August 28, 2002, the Company signed a definitive agreement whereby the Company will acquire all the capital stock of Multi-Fineline Electronix, Inc. ("M-Flex") in exchange for 96.5% of the existing EntrePort common stock. Prior to the share exchange, the Company will have spun-off all of its assets and liabilities into a new company, which will continue to be owned 100% by the current shareholders of the Company. In connection with the transaction, the Company will assign 1% of the common stock of EntrePort to a consultant for services related to the transaction, which at the time will include 100% of the common stock of M-Flex.

EntrePort's existing shareholders would retain their current ownership interests in EntrePorts's existing business, subject to reduction due to the issuance of shares to extinguish certain of EntrePort's obligations, plus a small ownership interest in M-Flex's business operations. The closing of this transaction are subject to certain conditions, including regulatory and shareholder approval.

In connection with the transaction, M-Flex will provide $200,000 in interim financing, of which $150,000 has been received as of September 30, 2002 and is included in notes payable in the accompanying unaudited September 30, 2002 condensed consolidated balance sheet. The $150,000 note bears interest at the annual rate of 6% and is due on June 4, 2003 or 30 days after the termination of the definitive agreement, whichever is sooner.

In May 2002, the Company engaged a financing consultant to assist the Company in obtaining financing. The consultant will be paid a commission based on financing raised, if any.

We are actively seeking additional financing options to raise needed funding. If we are unable to raise additional capital by December 2002, either through interim financing, private placements, acquisition, or other financing, we may have no alternative but to cease operations or pursue a reorganization under the protection of the federal bankruptcy laws.



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

The future results of EntrePort, including results related to forward-looking statements, involve a number of risks and uncertainties, including but not limited to (i) our ability to improve our present financial condition, particularly our working capital, (ii) our ability to raise additional capital by December 2002 to fund our operations and pursue our growth strategy for the real estate industry, as well as to develop other industry portals, (iii) the acceptance of our business model, particularly with respect to our recent contracts with several large national real estate companies, and (iv) our ability to adapt to technological changes, increased competition and general economic conditions. No assurance can be given that the results reflected in any forward-looking statements will be achieved.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of September 30, 2002, EntrePort Corporation has been named as parties in various actions. Although the results of legal actions cannot be predicted with certainty, it is the opinion of management that the resolution of these actions will not have a material adverse effect on the financial condition of EntrePort Corporation as set forth in the Condensed Consolidated Financial Statements.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2002, the Company did not grant any stock options. Options to purchase 280,108 common shares at prices ranging between $.63 to $2.75 were cancelled upon employee termination. Options issued to active employees to purchase 966,169 common shares at prices ranging between $.17 to $1.00 were canceled. Also, options issued to a consultant to purchase 7,500 common shares at a price rate of $3.25 were cancelled upon expiration. No options were exercised during the nine-month period ended September 30, 2002.

In June 2002, the Company issued 800,000 shares of common stock to an investor relations consultant (valued at $32,000) and 200,000 shares of common stock to outside legal counsel (valued at $8,000). The cost of shares issued to the consultant was recorded in other current assets and was fully amortized to general and administrative as of September 30, 2002. The cost of the shares issued to the outside legal counsel was offset against accounts payable, to settle a portion of the outstanding accounts payable balance due.


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

In addition, ACT was to provide $200,000 in interim financing prior to closing, of which $50,000 was received as of September 30, 2002. The Company also received $37,400 as a loan from an investor group.

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


TRANSACTION WITH  MULTI-FINELINE ELECTRONIX

On August 28, 2002, the Company signed a definitive agreement whereby the Company will acquire all the capital stock of Multi-Fineline Electronix, Inc. ("M-Flex") in exchange for 96.5% of the existing EntrePort common stock. Prior to the share exchange, the Company will have spun-off all of its assets and liabilities into a new company, which will continue to be owned 100% by the current shareholders of the Company. In connection with the transaction, the Company will assign 1% of the common stock of EntrePort to a consultant for services related to the transaction, which at the time will include 100% of the common stock of M-Flex.

EntrePort's existing shareholders would retain their current ownership interests in EntrePorts's existing business, subject to reduction due to the issuance of shares to extinguish certain of EntrePort's obligations, plus a small ownership interest in M-Flex's business operations. The closing of this transaction are subject to certain conditions, including regulatory and shareholder approval.

In connection with the transaction, M-Flex will provide $200,000 in interim financing, of which $150,000 has been received as of September 30, 2002 and is included in notes payable in the accompanying unaudited September 30, 2002 condensed consolidated balance sheet. The $150,000 note bears interest at the annual rate of 6% and is due on June 4, 2003 or 30 days after the termination of the definitive agreement, whichever is sooner.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         Exhibit No.                Description

         10.3 Agreement and Plan of Merger dated August 28, 2002 between the Company and Multi-Fineline Electronix, Inc.

         99.1     Certification of Chief Executive Officer & Chief Financial
                  Officer

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

         On September 19, 2002, we filed a Report on Form 8-K related to the resignation of Tony Acone and Scott Lucas from the Board of Directors of the Company.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  EntrePort Corporation
                                                      (Registrant)


Dated:  November 18, 2002                         By:  /s/ William A. Shue
                                                       -------------------------
                                                  William A. Shue,
                                                  Chief Executive Officer
                                                  And Chief Financial Officer

                            CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of EntrePort Corporation
(the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William A. Shue, the Company's Chief Executive Officer and Chief Financial Officer (the "Officer"), certifies, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

         (1) The Officer has reviewed the Report.

         (2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

         (4) The Officer:

                  (a) Is responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

                  (b) Has designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to him, particularly during the period in which the periodic Report is being prepared.

                  (c) Has evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

                  (d) Has presented in the Report his conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

         (5) The Officer has disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

         (6) The Officer has indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 18, 2002

                         By: /s/ William A. Shue
                             ---------------------------------------------------
                                           William A. Shue
                             Chief Executive Officer and Chief Financial Officer